Form 10-Q
period 2022-06-30
Franklin Templeton Holdings Trust
filed 2022-08-12
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-41435

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	87-6458919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Franklin Parkway,
San Mateo, CA 94403-1906
(650)
312-2000
(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Franklin Responsibly Sourced Gold ETF	FGLD	NYSE Arca, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act.).    ☐  Yes    ☒  No
The registrant had
1,400,000

outstanding shares as of August 11, 2022.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION.

Item 1.	Unaudited Financial Statements.
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Assets and Liabilities

June 30, 2022
(Unaudited)
Assets
Investment in gold, at fair value (a)	$2,432,919

Total assets	2,432,919

Liabilities
Sponsor’s fee payable	10
Commitments and contingent liabilities (Note 7)	—

Total liabilities	10

Net assets	$2,432,909

Shares issued and outstanding (b)	100,000
Net asset value per Share	$24.33

(a)	Cost of investment in gold bullion: $2,500,000.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedule of Investments
June 30, 2022 (Unaudited)

	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	1,338.976	$2,500,000	$2,432,919	100.00%

Total investments	1,338.976	$2,500,000	$2,432,919	100.00%
Liabilities in excess of other assets			(10)	(0.00	)% (a)

Net assets			$2,432,909	100.00%

(a)	Rounds to less than (0.01)%.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Operations

For the period from May 24, 2022 (Date of inception) to June 30, 2022
(Unaudited)
Expenses
Sponsor’s fee	$10

Total expenses	10

Net investment loss	(10)

Net realized and change in unrealized gain (loss) on investment in gold
Net change in unrealized appreciation (depreciation) on investment in gold	(67,081)

Net realized and change in unrealized gain (loss) on investment in gold	(67,081)

Net increase (decrease) in net assets resulting from operations	$(67,091)

Net increase (decrease) in net assets per Share (a)	$(0.67)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Cash Flows

For the period from May 24, 2022 (Date of inception) to June 30, 2022
(Unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$—
Expenses – Sponsor’s fees paid	—

Net cash provided by operating activities	—

Increase (decrease) in cash	—
Cash, beginning of period	—

Cash, end of period	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(67,091)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	—
Net realized (gain) loss	—
Net change in unrealized appreciation/depreciation	67,081
Change in operating assets and liabilities:
Sponsor’s fees payable	10

Net cash provided by (used in) operating activities	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,500,000
Gold bullion distributed for Shares redeemed	$—
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Changes in Net Assets

For the period from May 24, 2022 (Date of inception) to June 30, 2022
(Unaudited)
Net assets, beginning of period	$—

Operations:
Net investment loss	(10)
Net change in unrealized appreciation (depreciation) on investment in gold bullion	(67,081)

Net decrease in net assets resulting from operations	(67,091)

Capital Share Transactions:
Contributions for Shares issued	2,500,000 (a)
Distributions for Shares redeemed	—

Net increase in net assets from capital share transactions	2,500,000

Net assets, end of period	$2,432,909

(a)	The amount represents the initial deposit in exchange for Seed Creation Units.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to Financial Statements (Unaudited)
1. ORGANIZATION
The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Responsibly Sourced Gold ETF (the “Fund”). Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the NAV of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash, if any. JPMorgan Chase Bank, N.A., London branch (“JPMorgan”), is the custodian (the “Custodian”) of the Fund’s gold bullion. Delaware Trust Company, a subsidiary of the Corporation Service Company, is the Trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Trust (the “Marketing Agent”).
Shares of the Fund are listed on the NYSE Arca under the ticker symbol “FGLD”. The market price of the Shares may be different from the NAV per Share. Shares may be purchased from the Trust only by certain eligible financial institutions called Authorized Participants and only in one or more blocks of 50,000 Shares (“Creation Units”) in exchange for gold. The Fund issues Shares in Creation Units on a continuous basis at the applicable NAV per Share on the creation order date. Except when aggregated in Creation Units, the Shares are not redeemable securities.
The Fund is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.
On May 24, 2022, the initial Authorized Participant, JP Morgan Securities LLC (the “Initial AP”), purchased 100,000 Shares at a per-Share
price of $25 (the “Seed Creation Units”). Total proceeds to the Fund from the sale of the Seed Creation Units were 1,338.976 ounces of gold. The value of gold deposited with the Fund was $2,500,000 based on the LBMA Gold Price PM on May 24, 2022 of $1,867.10 per ounce of gold. Delivery of the Seed Creation Units was made on May 26, 2022.
The statement of assets and liabilities and schedule of investments at June 30, 2022 and the statements of operations, cash flows and changes in net assets for the period ended June 30, 2022, have been prepared on behalf of the Fund and are unaudited. In the opinion of management of the Sponsor of the Fund, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2022 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.
The statements of operations, cash flows, and changes in net assets for periods prior to the period ended June 30, 2022, have not been included as the Fund had no operations prior to the initial seeding on May 24, 2022.
The fiscal year of the Fund is March 31st.
2. SIGNIFICANT ACCOUNTING POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made.
The following is a summary of significant accounting policies followed by the Trust and the Fund.
2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

2.2. Valuation of Gold
The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The Fund’s policy is to value the investment in gold bullion at fair value. The NAV is computed based upon the total value of the assets of the Fund (i.e., gold and cash) less its liabilities. The Administrator will value any gold bullion held by the Fund on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the London Bullion Market Association (the “LBMA”). In determining the NAV, the Administrator will generally value the gold bullion held by the Fund on the basis of the LBMA Gold Price PM.
The Administrator will calculate the NAV on each day NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold bullion held by the Fund is reported at fair value on the Statement of Assets and Liabilities.
Once the value of the gold bullion has been determined, the Administrator subtracts all estimated accrued expenses and other liabilities of the Fund from the total value of the gold bullion and all other assets of the Fund. The resulting figure is the NAV. The NAV is used to compute the Sponsor’s fee. The Administrator determines the NAV per Share by dividing the NAV of the Fund by the number of Shares outstanding as of the close of trading on NYSE Arca.
ASC 820 established a hierarchy that prioritized inputs to valuation techniques used to measure fair value. The three levels of inputs are:
Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or .liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or uncorroborated by observable market data by correlation or other means; and
Level 3: Unobservable inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments.
At June 30, 2022, the value of the gold bullion held by the Fund is categorized as Level 1.
2.3. Expenses, realized gains and losses
The Fund’s only ordinary recurring expense is the Sponsor’s fee of 0.15% of the NAV of the Fund (“Sponsor fee”). The Sponsor fee is calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and is payable by the Fund monthly in arrears. The Fund’s expenses will reduce the NAV of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Marketing Agent, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees.
The Sponsor is not required to pay any extraordinary or
non-routine
expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on an as-needed
basis to pay the Sponsor’s fee.
2.4. Gold Receivable and Payable
Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Fund’s account. Generally, ownership of the gold is transferred within two business days of the trade date.
When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain/(loss) from investment in gold sold to pay expenses in the statement of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the specific identification method.
2.5. Creations and redemptions of Shares
The Fund creates and redeems Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 50,000 Shares). The creation and redemption of Creation Units is only made in exchange for the delivery to the Fund or the distribution by the Fund of the amount of gold bullion represented by the Creation Units being created or redeemed. The amount of gold bullion required to be delivered to the Fund in connection with any creation, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed as determined on the day the order to create or redeem Creation Units is properly received and accepted. The standard settlement cycle for most broker-dealer securities transactions is two business days, T+2 (the trade date plus two business days). Authorized Participants are the only persons that may place orders to create and redeem Creation Units. All gold bullion must be delivered by Authorized Participants to the Fund and distributed by the Fund in unallocated form through credits and debits between Authorized Participants’ unallocated accounts and the Fund Unallocated Account. All gold bullion must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations, practices and customs of the LBMA, including the specifications for a London Good Delivery Bar. The Transfer Agent receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Creation Units in the amount of $500 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund.

P
rior to initiating any creation or redemption order, an Authorized Participant must have an existing unallocated account with a LPMCL clearing bank identified by the Authorized Participant to the Custodian and the Sponsor, or an agreement with the Custodian itself establishing an unallocated account in London. An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of gold bullion is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of gold bullion being deposited or withdrawn. The account holder is entitled to direct the bullion dealer to deliver an amount of physical gold bullion equal to the amount of gold bullion standing to the credit of the unallocated account holder. Gold bullion held in an unallocated account is not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of gold bullion that the bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any gold bullion held in an unallocated account as belonging to the account holder rather than to the bullion dealer.
Changes in the Shares for the period ended June 30, 2022 are as follows:

	Shares	Amount
Balance at May 24, 2022*	—	$—
Creation of Shares	100,000	2,500,000
Redemption of Shares	—	—

Balance at June 30, 2022	100,000	$2,500,000

*	The date represents the Initial Seed Creatio n.
2.6. Organizational Costs
The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.
2.7. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Trustee reports these to the Internal Revenue Service on that basis.
The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2022, there are no open tax years for examination. There is no examination in progress at year end.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the period ended June 30,
2022:

	Amount in ounces	Amount in US$
Balance at May 24, 2022*	—	$—
Gold received for the creation of Shares	1,338.976	2,500,000
Gold distributed for the redemption of Shares	—	—
Net realized gain (loss) from gold transferred to pay expenses	—	—
Net change in unrealized appreciation (depreciation) on investment in gold	—	(67,081)

Balance at June 30, 2022	1,338.976	$2,432,919

*	The date represents the Initial Seed Creation.
4. RELATED PARTIES – SPONSOR
The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day
oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and will provide any required certification for such reports. The Sponsor will designate the independent registered public accounting firm of the Fund and may from time to time employ legal counsel for the Fund.

5. CONCENTRATION OF RISK
The Fund’s sole business activity is the investment in gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries, and new production projects; (ii) investors’ expectations regarding future inflation rates; (iii) currency exchange rate volatility; (iv) interest rate volatility; and (v) political, economic, global or regional incidents. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.
6. FINANCIAL HIGHLIGHTS

Per Share Performance (for a Share outstanding throughout each period presented)	For the period from May 24, 2022 (Date of inception) to June 30, 2022
	(Unaudited)
Net asset value per Share, beginning of period	$25.00	(a)

Net investment loss (b)	(0.00	) (c)
Net realized and unrealized gain (loss) on investment in gold	(0.67)

Net change in net assets from operations	(0.67)

Net asset value per Share, end of period	$24.33

Total return, at net asset value (d)	(2.68)%

Ratio to average net assets (e)
Net investment loss	(0.15)%
Net expenses	0.15%

(a)	The amount represents the initial Seed Creation.
(b)	Calculated using average Shares outstanding.
(c)	Amount represents less than $0.01.
(d)	Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(e)	Annualized.
7. COMMITMENTS AND CONTINGENT LIABILITIES
In the normal course of business, the Trust, on behalf of the Fund, may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Fund that have not yet occurred.
8. Novel Coronavirus Pandemic
The global outbreak of the novel coronavirus disease, known as COVID-19, has caused adverse effects on many companies, sectors, nations, regions and the markets in general, and may continue for an unpredictable duration. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise the Fund’s ability to purchase and sell gold bullion. The full impact of the COVID-19 pandemic is unpredictable and may adversely affect the Fund’s performance.
9. INDEMNIFICATION
The Sponsor will not be liable to the Trust, the Trustees or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any gold bullion or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.
The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustees, the Trustees’ counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustees other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

10

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Delaware Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

. SUBSEQUENT EVENTS
Management has evaluated subsequent events for possible recognition or disclosure in the financial statements through the date the financial statements and determined that no events have occurred that require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form
10-Q.
This Form
10-Q
contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form
10-Q
that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Fund’s operations (including the effects thereon related to the coronavirus
(“COVID-19”)
pandemic), the Sponsors’ plans and references to the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form
10-Q;
Part II, Item 1A. Risk Factors of this Form
10-Q,
and other parts of this Form
10-Q.
We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.
Organization and Trust Overview
The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021. Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Trust currently offers a single series, the Franklin Responsibly Sourced Gold ETF (the “Fund”). The Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares are listed on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “FGLD.” Shares are not obligations of, and are not guaranteed by, the Sponsor or any of its subsidiaries or affiliates. The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The assets of the Fund include only gold bullion and cash, if any.
The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”), described further herein. To facilitate this, in transferring gold into and out of the Fund’s allocated account, the Custodian will, on a best efforts basis and subject to available liquidity, seek to allocate post-2012 gold. If, due to a lack of liquidity, the Custodian is unable to allocate post-2012 gold to the Fund’s allocated account, the Custodian will do so as soon as reasonably practicable.
The Fund issues Shares on a continuous basis. Shares are issued by the Trust only in one or more blocks of 50,000 Shares (a block of 50,000 Shares is called a “Creation Unit”) in exchange for gold from Authorized Participants, which is then allocated to the Trust and stored safely by the Custodian. The Fund issues and redeems Creation Units on an ongoing basis at Net Asset Value to Authorized Participants who have entered into a contract with the Sponsor and the Administrator.
The Fund pays the Sponsor a fee that will accrue daily at an annualized rate equal to 0.15% of the daily Net Asset Value of the Trust, paid monthly in arrears (the “Sponsor Fee”). The Sponsor Fee is accrued in and payable in U.S. dollars.
The NAV is computed based upon the total value of the assets of the Fund (i.e., gold and cash) less its liabilities. To determine the Fund’s NAV, the Administrator will generally value the gold bullion held by the Fund on the basis of the LBMA Gold Price PM as published by the IBA. IBA operates electronic auctions for spot, unallocated loco London gold, providing a market-based platform for buyers and sellers to trade. The auctions are run at 10:30 a.m. and 3:00 p.m. London time for gold. The final auction prices are published to the market as the LBMA Gold Price AM and the LBMA Gold Price PM, respectively. The Administrator will calculate the NAV on each day NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination.
Once the value of the gold bullion has been determined, the Administrator subtracts all estimated accrued expenses and other liabilities of the Fund from the total value of the gold bullion and any cash of the Fund. The resulting figure is the NAV. The Administrator determines the NAV per Share by dividing the NAV of the Fund by the number of Shares outstanding as of the close of trading on NYSE Arca.
Results of Operations
Period Ended June 30, 2022
For the period ended June 30, 2022, 100,000 Shares (inclusive of two Creation Units that were created upon the initial seeding of the Trust) were issued in exchange for 1,338.976 ounces of gold, while no ounces of gold were sold to pay expenses. The Fund’s NAV per Share began the period at $25.00 and ended the period at $24.33. The decrease in NAV per Share was due to a lower price of gold of $1,817.00 at period end, which represented a decrease of (2.7)% from $1,867.10 at May 24, 2022.
The change in net assets from operations for the period ended June 30, 2022 was $(67,091), which was due to (i) the Sponsor Fee of $(10) and (ii) a net change in unrealized appreciation (depreciation) on investments in gold bullion of $(67,081). Other than the Sponsor Fee, the Trust had no expenses during the period ended June 30, 2022.

At June 30, 2022, the Custodian held 1,338.976 ounces of gold on behalf of the Fund in its vault, with a market value of $2,432,919 (cost: $2,500,000) based on the LBMA PM Gold Price at period end.
Liquidity and Capital Resources
The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Fund’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.15% of the daily net asset value of the Fund. The Sponsor’s annual fee accrues daily and is payable by the Fund monthly in arrears. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement.
The Sponsor is not required to pay any extraordinary or
non-routine
expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on an as-needed
basis to pay the Sponsor’s fee.
The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At June 30, 2022, the Fund did not have any cash balances.
The Fund as well as the Sponsor and its service providers are vulnerable to the effects of geopolitical events and the continuation of the war in Ukraine or other hostilities. Geopolitical events and the continuation of the hostilities in Ukraine or other hostilities could disrupt and potentially impact the business activities of the Sponsor and its service providers and have an adverse effect on the Fund.
Global or regional military conflicts or acts of aggression, including Russia’s military invasion of Ukraine in February 2022 as discussed further below, may negatively affect global expectations for economic growth, exacerbate inflationary pressures, disrupt trading markets and/or supply chains and result in protracted volatility, which could have an adverse effect on the value of the Fund’s investments. Specifically, in the aftermath of Russia’s invasion of Ukraine, gold prices experienced increased volatility. The extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by countries or entities subject to sanctions, including cyber attacks) are impossible to predict. These and any related events could significantly impact the Fund’s performance and the value of an investment in the Fund. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List until further notice in light of sanctions imposed on Russia by the U.S., European Union and other countries in response to Russia’s invasion of Ukraine. As a result, while existing gold bars from these refiners are considered acceptable, newly minted gold bars produced by such refiners are effectively banned from trading in the loco London market. Russia is a significant producer of gold (estimates indicate Russia produces approximately 330 tonnes of gold per year, accounting for around 9% of global production); however, per the LBMA, as of the end April 2022, the amount of LBMA Good Delivery gold held in London vaults was 9,672 tonnes (an increase of 0.03% from the previous month), valued at $594.3 billion, which equates to approximately 773,735 gold bars. Accordingly, as of the date of this prospectus, the Fund does not expect that the suspension of Russian refiners will have a material impact on the supply of LBMA Good Delivery gold available to the Fund and other market participants. Any potential escalation of the conflict could negatively impact the Fund. In addition, similar events in the future, particularly where unanticipated by markets, could cause volatility in precious metals markets and the price of gold and may have a negative impact on the Fund’s performance and the value of an investment in the Shares. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility. To date, the impact of the conflict in Ukraine, including the regulatory responses to such conflict, have not materially affected the operations of GLDM and have not materially impacted the price of gold or the share price of GLDM.
Analysis of Movements in the Price of Gold
As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.
The price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce was $1,817.00 as on June 30, 2022 when the Fund’s shares were listed and began trading.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
The Fund is a passive investment vehicle. It is not actively managed. The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. Accordingly, fluctuations in the price of gold will affect the value of the Fund’s shares.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
There has been no change in the internal control over financial reporting that occurred during the fiscal period that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings.
The Trust is not aware of any existing or pending legal proceedings against it, nor is it involved as a plaintiff in any proceeding or pending litigation.

Item 1A.	Risk Factors.
There have been no material changes to the Risk Factors in the registration statement on Form
S-1,
initially filed with the Securities and Exchange Commission on April 25, 2022, as amended and declared effective on June 27, 2022 (SEC Accession
No. 0001794202-22-000135.
Please carefully consider the information disclosed under the heading “Risk Factors” in the Fund’s prospectus dated June 27, 2022, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended (Registration
No. 333-264468),
which could materially affect the Fund’s business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
a) None.
b) Not applicable.
c) There were no Shares redeemed during the quarter ended June 30, 2022.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.
See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.
Franklin Holdings, LLC
Sponsor of the Franklin Templeton Holdings Trust (registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle*
Matthew Hinkle
Chief Financial Officer
(serving in the capacity of principal financial officer)
Date: August 12, 2022

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.