Form 10-Q
period 2022-09-30
Franklin Templeton Holdings Trust
filed 2022-11-14
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act.).    ☐  Yes    ☒  No
The registrant had 1,850,000 outstanding shares as of November
7
, 2022.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page

Statement of Assets and Liabilities (Unaudited) at September 30, 2022	2

Schedule of Investments (Unaudited) at September 30, 2022	3

Statements of Operations (Unaudited) for the three months ended September 30, 2022 and the period from May 24, 2022 (Date of Inception) to September 30, 2022	4

Statement of Cash Flows (Unaudited) for the period from May 24, 2022 (Date of Inception) to September 30, 2022	5

Statements of Changes in Net Assets (Unaudited) for the three months ended September 30, 2022 and the period from May 24, 2022 (Date of Inception) to September 30, 2022	6

Notes to Financial Statements (Unaudited)	7

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Assets and Liabilities

September 30, 2022
(Unaudited)
Assets

Investment in gold, at fair value (a)	$41,400,126

Total assets	41,400,126

Liabilities
Sponsor’s fee payable	4,498
Commitments and contingent liabilities (Note 7)	—

Total liabilities	4,498

Net assets	$41,395,628

Shares issued and outstanding (b)	1,850,000
Net asset value per Share	$22.38

(a)	Cost of investment in gold bullion: $43,822,585.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedule of Investments

September 30, 2022 (Unaudited)

	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	24,764.544	$43,822,585	$41,400,126	100.01%

Total investments	24,764.544	$43,822,585	$41,400,126	100.01%
Liabilities in excess of other assets			(4,498)	(0.01)%

Net assets			$41,395,628	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations

	For the Three Months Ended September 30, 2022	For the period from May 24, 2022 (Date of inception) to September 30, 2022
	(Unaudited)	(Unaudited)
Expenses
Sponsor’s fee	$11,531	$11,541

Total expenses	11,531	11,541

Net investment loss	(11,531)	(11,541)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	(384)	(384)
Net change in unrealized appreciation (depreciation) on investment in gold	(2,355,378)	(2,422,459)

Net realized and change in unrealized gain (loss) on investment in gold	(2,355,762)	(2,422,843)

Net increase (decrease) in net assets resulting from operations	$(2,367,293)	$(2,434,384)

Net increase (decrease) in net assets per Share (a)	$(1.77)	$(2.49)

(a) Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Cash Flows

For the period from May 24, 2022 (Date of inception) to September 30, 2022
(Unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$7,043
Expenses - Sponsor’s fee paid	(7,043)

Net cash provided by operating activities	—

Increase (decrease) in cash	—
Cash, beginning of period	—

Cash, end of period	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(2,434,384)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	7,043
Net realized gain (loss)	384
Net change in unrealized appreciation (depreciation)	2,422,459
Change in operating assets and liabilities:
Sponsor’s fees payable	4,498

Net cash provided by (used in) operating activities	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$43,830,012
Gold bullion distributed for Shares redeemed	$—
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets

	For the Three Months Ended September 30, 2022	For the period from May 24, 2022 (Date of inception) to September 30, 2022
	(Unaudited)	(Unaudited)
Net assets, beginning of period	$2,432,909	$—
Net investment loss	(11,531)	(11,541)
Net realized gain (loss) from gold sold to pay expenses	(384)	(384)
Net change in unrealized appreciation (depreciation) on investment in gold	(2,355,378)	(2,422,459)

Net increase (decrease) in net assets resulting from operations	(2,367,293)	(2,434,384)

Capital Share Transactions:
Contributions for Shares issued	41,330,012	43,830,012
Distributions for Shares redeemed	—	—

Net increase in net assets from capital share transactions	41,330,012	43,830,012

Net assets, end of period	$41,395,628	$41,395,628

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
The statement of assets and liabilities and schedule of investments at September 30, 2022 and the statements of operations, cash flows and changes in net assets for the period ended September 30, 2022, have been prepared on behalf of the Fund and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2022 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.

As the fund had no operations prior to the initial seeding on May 24, 2022, comparative statements for prior year have not been included.
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
2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
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
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or uncorroborated by observable market data by correlation or other means; and
Level 3: Unobservable inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments.
At September 30, 2022, the value of the gold bullion held by the Fund is categorized as Level 1.
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
When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from investment in gold sold to pay expenses in the statement of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the specific identification method.
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
Prior to initiating any creation or redemption order, an Authorized Participant must have an existing unallocated account with a LPMCL clearing bank identified by the Authorized Participant to the Custodian and the Sponsor, or an agreement with the Custodian itself establishing an unallocated account in London. An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of gold bullion is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of gold bullion being deposited or withdrawn. The account holder is entitled to direct the bullion dealer to deliver an amount of physical gold bullion equal to the amount of gold bullion standing to the credit of the unallocated account holder. Gold bullion held in an unallocated account is not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of gold bullion that the bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any gold bullion held in an unallocated account as belonging to the account holder rather than to the bullion dealer.
Changes in Shares for the quarter July 1, 2022 to September 30, 2022 are as follows:

	Shares	Amount
Balance at July 1, 202 2	100,000	$2,500,000
Creation of Shares	1,750,000	41,330,012
Redemption of Shares	—	—

Balance at September 30, 2022	1,850,000	$43,830,012

Changes in the Shares for the period from May 24, 2022 (Date of inception) to September 30, 2022 are as follows:

	Shares	Amount
Balance at May 24, 2022 *	—	$—
Creation of Shares **	1,850,000	43,830,012
Redemption of Shares	—	—

Balance at September 30, 2022	1,850,000	$43,830,012

*	The date represents the Initial Seed Creation.
**	Includes initial seed creation of 100,000 shares for an amount of $2,500,000.
2.6. Organizational Costs
The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.
2.7. Income Taxes
The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Fund itself is not subject to United States federal income tax. Instead, the Trust’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2022, there are no open tax years for examination.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2022 to September 30, 2022:

	Amount in ounces	Amount in US$
Balance at July 1, 2022	1,338.976	$2,432,919
Gold received for the creation of Shares	23,429.704	41,330,012
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(4.136)	(7,043)
Net realized gain (loss) from gold transferred to pay expenses	—	(384)
Net change in unrealized appreciation (depreciation) on investment in gold	—	(2,355,378)

Balance at September 30, 2022	24,764.544	$41,400,126

The following represents the changes in ounces of gold held and the respective fair value during the period from May 24, 2022 (Date of inception) to September 30, 2022:

	Amount in ounces	Amount in US$
Balance at May 24, 2022 *	—	$—
Gold received for the creation of Shares**	24,768.680	43,830,012
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(4.136)	(7,043)
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	—	(384)
Net change in unrealized appreciation (depreciation) on investment in gold	—	(2,422,459)

Balance at September 30, 2022	24,764.544	$41,400,126

*	The date represents the Initial Seed Creation.
**	Includes gold received towards initial seed creation of 1,338.976 ounces for an amount of $2,500,000.
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
5. CONCENTRATION OF RISK
The Fund’s sole business activity is the investment in gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries, and new production projects; (ii) investors’ expectations regarding future inflation rates; (iii) currency exchange rate volatility; (iv) interest rate volatility; and (v) political, economic, global or regional incidents. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the shares to decline proportionately. Each of these events could have a material effect on the Fund’s financial position and results of operations.

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30, 2022	For the period from May 24, 2022 (Date of inception) to September 30, 2022
	(Unaudited)	(Unaudited)
Net asset value per Share, beginning of period	$24.33	$25.00 (a)

Net investment loss (b)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	(1.94)	(2.61)

Net change in net assets from operations	(1.95)	(2.62)

Net asset value per Share, end of period	$22.38	$22.38

Total return, at net asset value (c)	(8.01)%	(10.48)%
Ratio to average net assets (d)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

(a)	The amount represents the initial Seed Creation.
(b)	Calculated using average Shares outstanding.
(c)	Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(d)	Annualized.
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
The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.
10. SUBSEQUENT EVENTS
Management has evaluated subsequent events for possible recognition or disclosure in the financial statements through the date the financial statements and determined that no events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Fund’s operations (including the effects thereon related to the coronavirus (“COVID-19”) pandemic), the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; Part II, Item 1A. Risk Factors of this Form 10-Q, and other parts of this Form 10-Q. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Fund issues Shares on a continuous basis. Shares are issued by the Fund only in one or more blocks of 50,000 Shares (a block of 50,000 Shares is called a “Creation Unit”) in exchange for gold from Authorized Participants, which is then allocated to the Fund and stored safely by the Custodian. The Fund issues and redeems Creation Units on an ongoing basis at Net Asset Value to Authorized Participants who have entered into an agreement with the Sponsor and the Administrator.

The Fund pays the Sponsor a fee that will accrue daily at an annualized rate equal to 0.15% of the daily Net Asset Value of the Fund, paid monthly in arrears (the “Sponsor Fee”). The Sponsor Fee is accrued in and payable in U.S. dollars.

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

Results of Operations

For the Three Months Ended September 30, 2022

For the three months ended September 30, 2022, 1,750,000 Shares were issued in exchange for 23,429.704 ounces of gold. The Fund’s NAV per Share began the period at $24.33 and ended the period at $22.38. The decrease in NAV per Share was due to a lower price of gold of $1,671.75 at period end, which represented a decrease of (7.99)% from $1,817.00 at June 30, 2022.

The change in net assets from operations for the three months ended September 30, 2022 was $(2,367,293), which was due to (i) the Sponsor Fee of $(11,531), (ii) realized loss on sale of Gold to pay expenses of $(384) and (iii) a net change in unrealized appreciation (depreciation) on investments in gold bullion of $(2,355,378). Other than the Sponsor Fee the Fund had no expenses during the three months ended September 30, 2022.

For the Period May 24, 2022 to September 30, 2022

For the period from May 24, 2022 (Date of inception) to September 30, 2022, 1,850,000 Shares (inclusive of two Creation Units that were created upon the initial seeding of the Fund) were issued in exchange for 24,768.680 ounces of gold. The Fund’s NAV per Share began the period at $25.00 and ended the period at $22.38. The decrease in NAV per Share was due to a lower price of gold of $1,671.75 at period end, which represented a decrease of (10.46)% from $1,867.10 at May 24, 2022.

The change in net assets from operations for the period ended September 30, 2022 was $(2,434,384), which was due to (i) the Sponsor Fee of $(11,541), (ii) realized loss on sale of Gold to pay expenses of $(384) and (iii) a net change in unrealized appreciation (depreciation) on investments in gold bullion of $(2,422,459). Other than the Sponsor Fee the Fund had no expenses during the period ended September 30, 2022.

At September 30, 2022, the Custodian held 24,764.544 ounces of gold on behalf of the Fund in its vault, with a market value of $41,400,126 (cost: $43,822,585) based on the LBMA PM Gold Price at period end.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At September 30, 2022, the Fund did not have any cash balances.

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

Global or regional military conflicts or acts of aggression, including Russia’s military invasion of Ukraine in February 2022 as discussed further below, may negatively affect global expectations for economic growth, exacerbate inflationary pressures, disrupt trading markets and/or supply chains and result in protracted volatility, which could have an adverse effect on the value of the Fund’s investments. Specifically, in the aftermath of Russia’s invasion of Ukraine, gold prices experienced increased volatility. The extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by countries or entities subject to sanctions, including cyber attacks) are impossible to predict. These and any related events could significantly impact the Fund’s performance and the value of an investment in the Fund. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List until further notice in light of sanctions imposed on Russia by the U.S., European Union and other countries in response to Russia’s invasion of Ukraine. As a result, while existing gold bars from these refiners are considered acceptable, newly minted gold bars produced by such refiners are effectively banned from trading in the loco London market. Russia is a significant producer of gold (estimates indicate Russia produces approximately 330 tonnes of gold per year, accounting for around 9% of global production); however, per the LBMA, as of the end April 2022, the amount of LBMA Good Delivery gold held in London vaults was 9,672 tonnes (an increase of 0.03% from the previous month), valued at $594.3 billion, which equates to approximately 773,735 gold bars. Accordingly, as of the date of this report, the Fund does not expect that the suspension of Russian refiners will have a material impact on the supply of LBMA Good Delivery gold available to the Fund and other market participants. Any potential escalation of the conflict could negatively impact the Fund. In addition, similar events in the future, particularly where unanticipated by markets, could cause volatility in precious metals markets and the price of gold and may have a negative impact on the Fund’s performance and the value of an investment in the Shares. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility. As of the date of this report, the impact of the conflict in Ukraine, including the regulatory responses to such conflict, have not materially affected the operations of GLDM and have not materially impacted the price of gold or the share price of GLDM.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from July 1, 2022 to September 30, 2022.

The average, high, low and end-of-period gold prices based on the LBMA PM Gold Price for are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
July 1, 2022 to September 30, 2022	$1,728.28	$1,808.40	July 4, 2022	$1,634.30	September 27, 2022	$1,671.75	September 30, 2022

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund is a passive investment vehicle. It is not actively managed. The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. Accordingly, fluctuations in the price of gold will affect the value of the Fund’s Shares.

Item 4. Controls and Procedures

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

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 10, 2022, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors in the registration statement on Form S-1, initially filed with the Securities and Exchange Commission on April 25, 2022, as amended and declared effective on June 27, 2022 (SEC Accession No. 0001794202-22-000135). Please carefully consider the information disclosed under the heading “Risk Factors” in the Fund’s prospectus dated June 27, 2022, filed with the SEC pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended (Registration No. 333-264468), which could materially affect the Fund’s business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) Not applicable.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

Date: November 14, 2022

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.