Form 10-Q/A
period 2022-06-30
Franklin Templeton Holdings Trust
filed 2022-12-27
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.
20549

FORM
10-Q/A
Amendment No. 1

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
One Franklin Parkway
,
San Mateo
, CA
94403-1906
(
650
)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange
Act
.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act.).    ☐  Yes    ☒  No
The registrant had
1,400,000
outstanding shares as of August 11, 2022.

Explanatory Note
The Registrant is filing this Amendment No. 1 (the “Amendment”) to its Form
10-Q
for the quarter ended June 30, 2022
(“Form 10-Q/A”),
as originally filed with the U.S. Securities and Exchange Commission on August 12, 2022 (Accession
Number 0001193125-22-220045) (the
“Original Filing”), for the sole purpose of correcting a typographical error contained in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In accordance with Rule
12b-15
and Rule
13a-14
 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes new certifications by the Principal Executive Officer and Principal Financial Officer of the Registrant’s Sponsor on behalf of the Registrant dated as of the date of this filing. Except for the correction of the typographical error described above and the inclusion of new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, this Amendment does not supersede, modify or update any other items or disclosures found in the Original Filing. In addition, this Amendment does not reflect any information, events or transactions occurring after the reporting period of the Original Filing and does not supersede, modify or update those disclosures affected by subsequent events. As a result, information included in the report continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing together with the Registrant’s other filings with the SEC.

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

Global or regional military conflicts or acts of aggression, including Russia’s military invasion of Ukraine in February 2022 as discussed further below, may negatively affect global expectations for economic growth, exacerbate inflationary pressures, disrupt trading markets and/or supply chains and result in protracted volatility, which could have an adverse effect on the value of the Fund’s investments. Specifically, in the aftermath of Russia’s invasion of Ukraine, gold prices experienced increased volatility. The extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by countries or entities subject to sanctions, including cyber attacks) are impossible to predict. These and any related events could significantly impact the Fund’s performance and the value of an investment in the Fund. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List until further notice in light of sanctions imposed on Russia by the U.S., European Union and other countries in response to Russia’s invasion of Ukraine. As a result, while existing gold bars from these refiners are considered acceptable, newly minted gold bars produced by such refiners are effectively banned from trading in the loco London market. Russia is a significant producer of gold (estimates indicate Russia produces approximately 330 tonnes of gold per year, accounting for around 9% of global production); however, per the LBMA, as of the end April 2022, the amount of LBMA Good Delivery gold held in London vaults was 9,672 tonnes (an increase of 0.03% from the previous month), valued at $594.3 billion, which equates to approximately 773,735 gold bars. Accordingly, as of the date of this prospectus, the Fund does not expect that the suspension of Russian refiners will have a material impact on the supply of LBMA Good Delivery gold available to the Fund and other market participants. Any potential escalation of the conflict could negatively impact the Fund. In addition, similar events in the future, particularly where unanticipated by markets, could cause volatility in precious metals markets and the price of gold and may have a negative impact on the Fund’s performance and the value of an investment in the Shares. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility. To date, the impact of the conflict in Ukraine, including the regulatory responses to such conflict, have not materially affected the operations of the Fund and have not materially impacted the price of gold or the share price of the Fund.

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

Date: December 27, 2022

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.