Form 10-Q
period 2022-12-31
Franklin Templeton Holdings Trust
filed 2023-02-10
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
of the Exchange Act.).    ☐  Yes    ☒  No
The registrant had
1,950,000

outstanding shares as of February 7, 2023.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page
Statement of Assets and Liabilities (Unaudited) at December 31, 2022	2

Schedule of Investments (Unaudited) at December 31, 2022	3

Statements of Operations (Unaudited) for the three months period ended December 31, 2022 and the period from May 24, 2022 (Date of Inception) to December 31, 2022	4

Statement of Cash Flows (Unaudited) for the period from May 24, 2022 (Date of Inception) to December 31, 2022	5

Statements of Changes in Net Assets (Unaudited) for the three months period ended December 31, 2022 and the period from May 24, 2022 (Date of Inception) to December 31, 2022	6

Notes to Financial Statements (Unaudited)	7

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Assets and Liabilities

December 31, 2022
(Unaudited)
Assets
Investment in gold, at fair value (a)	$44,866,375

Total assets	44,866,375

Liabilities
Sponsor’s fee payable	5,671
Commitments and contingent liabilities (Note 7)	—

Total liabilities	5,671

Net assets	$44,860,704

Shares issued and outstanding (b)	1,850,000
Net asset value per Share	$24.25

(a)	Cost of investment in gold bullion: $43,807,308.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedule of Investments

December 31, 2022 (Unaudited)
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	24,755.911	$43,807,308	$44,866,375	100.01%

Total investments	24,755.911	$43,807,308	$44,866,375	100.01%
Liabilities in excess of other assets			(5,671)	(0.01)%

Net assets			$44,860,704	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations

	For the Three Months period Ended December 31, 2022	For the period from May 24, 2022 (Date of inception) to December 31, 2022
	(Unaudited)	(Unaudited)
Expenses
Sponsor’s fee	$16,174	$27,715

Total expenses	16,174	27,715

Net investment loss	(16,174)	(27,715)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold sold for rebalancing and to pay expenses	(276)	(660)
Net change in unrealized appreciation (depreciation) on investment in gold	3,481,526	1,059,067

Net realized and change in unrealized gain (loss) on investment in gold	3,481,250	1,058,407

Net increase (decrease) in net assets resulting from operations	$3,465,076	$1,030,692

Net increase (decrease) in net assets per Share (a)	$1.87	$0.77

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Cash Flows

For the period from May 24, 2022 (Date of inception) to December 31, 2022
(Unaudited)
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$22,044
Expenses - Sponsor’s fee paid	(22,044)

Net cash provided by (used in) operating activities	—

Increase (decrease) in cash	—
Cash, beginning of period	—

Cash, end of period	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,030,692
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	22,044
Net realized gain (loss)	660
Net change in unrealized appreciation (depreciation)	(1,059,067)
Change in operating assets and liabilities:
Sponsor’s fees payable	5,671

Net cash provided by (used in) operating activities	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$43,830,012
Gold bullion distributed for Shares redeemed	$—
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets

	For the Three Months period Ended December 31, 2022	For the period from May 24, 2022 (Date of inception) to December 31, 2022
	(Unaudited)	(Unaudited)
Net assets, beginning of period	$41,395,628	$—
Net investment loss	(16,174)	(27,715)
Net realized gain (loss) from gold sold to pay expenses	(276)	(660)
Net change in unrealized appreciation (depreciation) on investment in gold	3,481,526	1,059,067

Net increase (decrease) in net assets resulting from operations	3,465,076	1,030,692

Capital Share Transactions:
Contributions for Shares issued	—	43,830,012
Distributions for Shares redeemed	—	—

Net increase in net assets from capital share transactions	—	43,830,012

Net assets, end of period	$44,860,704	$44,860,704

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
The statement of assets and liabilities and schedule of investments at December 31, 2022 and the statements of operations, cash flows and changes in net assets for the period ended December 31, 2022, have been prepared on behalf of the Fund and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended December 31, 2022 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.
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
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
Level 3: Unobservable inputs that are unobservable for the asset or liability, including the Fund’s assumptions used in determining the fair value of investments.
At December 31, 2022, the value of the gold bullion held by the Fund is categorized as Level 1.
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
When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold sold for rebalancing and to pay expenses in the statements of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the specific identification method.
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
Changes in the Shares for the quarter from October 1, 2022 to December 31, 2022 are as follows:

	Shares	Amount
Balance at October 1, 2022	1,850,000	$43,830,012
Creation of Shares	—	—
Redemption of Shares	—	—

Balance at December 31, 2022	1,850,000	$43,830,012

Changes in the Shares for the period from May 24, 2022 (Date of inception) to December 31, 2022 are as follows:

	Shares	Amount
Balance at May 24, 2022 *	—	$—
Creation of Shares **	1,850,000	43,830,012
Redemption of Shares	—	—

Balance at December 31, 2022	1,850,000	$43,830,012

*	The date represents the Initial Seed Creation.
**	Includes initial seed creation of 100,000 shares for an amount of $2,500,000.
2.6. Organizational and Offering Costs
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
The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are
“more-likely-than-not”
to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2022, there are no open tax years for examination.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter October 1, 2022 to December 31, 2022:

	Amount in ounces	Amount in US$
Balance at October 1, 2022	24,764.544	$41,400,126
Gold received for the creation of Shares	—	—
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(8.633)	(15,001)
Net realized gain (loss) from gold transferred to pay expenses	—	(276)
Net change in unrealized appreciation (depreciation) on investment in gold	—	3,481,526

Balance at December 31, 2022	24,755.911	$44,866,375

The following represents the changes in ounces of gold held and the respective fair value during the period from May 24, 2022 (Date of inception) to December 31, 2022:

	Amount in ounces	Amount in US$
Balance at May 24, 2022 *	—	$—
Gold received for the creation of Shares **	24,768.680	43,830,012
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(12.769)	(22,044)
Net realized gain (loss) from gold transferred to pay expenses	—	(660)
Net change in unrealized appreciation (depreciation) on investment in gold	—	1,059,067

Balance at December 31, 2022	24,755.911	$44,866,375

*	The date represents the Initial Seed Creation.
**	Includes gold received towards initial seed creation of 1,338.976 ounces for an amount of $2,500,000.

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
6. FINANCIAL HIGHLIGHTS

	For the Three Months period Ended December 31, 2022	For the period from May 24, 2022 (Date of inception) to December 31, 2022
	(Unaudited)	(Unaudited)
Net asset value per Share, beginning of period	$22.38	$25.00 (a)

Net investment loss (b)	(0.01)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	1.88	(0.73)

Net change in net assets from operations	1.87	(0.75)

Net asset value per Share, end of period	$24.25	$24.25

Total return, at net asset value (c)	8.36%	(3.00)%
Ratio to average net assets (d)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

(a)	The amount represents the initial Seed Creation.
(b)	Calculated using average Shares outstanding.
(c)	Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(d)	Annualized.
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
The Sponsor and each of its shareholders, members, directors, officers, employees, affiliates and subsidiaries will be indemnified by the Trust and held harmless against any losses, liabilities or expenses incurred in the performance of its duties under the Declaration of Trust without gross negligence, bad faith, or willful misconduct. The Sponsor may rely in good faith on any paper, order, notice, list, affidavit, receipt, evaluation, opinion, endorsement, assignment, draft or any other document of any kind prima facie properly executed and submitted to it by the Trustees, the Trustee’s counsel or by any other person for any matters arising under the Declaration of Trust. The Sponsor shall in no event be deemed to have assumed or incurred any liability, duty, or obligation to any Shareholder or to the Trustees other than as expressly provided for in the Declaration of Trust. Such indemnity includes payment from the Trust of the costs and expenses incurred in defending against any indemnified claim or liability under the Declaration of Trust.

The Trustee will not be liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for the Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of the Trustee’s officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, th
e execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.
10. SUBSEQUENT EVENTS
The Fund has evaluated subsequent events through the issuance of the financial statements and determined that no events have occurred that require disclosure.

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

Results of Operations

For the Three Months Ended December 31, 2022

For the three months ended December 31, 2022, no Shares were issued in exchange for gold. The Fund’s NAV per Share began the period at $22.38 and ended the period at $24.25. The increase in NAV per Share was due to a higher price of gold of $1,812.35 at period end, which represented an increase of 8.41% from $1,671.75 at September 30, 2022.

The change in net assets from operations for the three months ended December 31, 2022 was $3,465,076, which was due to (i) the Sponsor Fee of $(16,174), (ii) net realized loss from gold sold to pay expenses of $(276) and (iii) a net change in unrealized appreciation on investment in gold of $3,481,526. Other than the Sponsor Fee the Fund had no expenses during the three months ended December 31, 2022.

For the Period May 24, 2022 to December 31, 2022

For the period from May 24, 2022 (Date of inception) to December 31, 2022, 1,850,000 Shares (inclusive of two Creation Units that were created upon the initial seeding of the Fund) were issued in exchange for 24,768.680 ounces of gold. The Fund’s NAV per Share began the period at $25.00 and ended the period at $24.25. The decrease in NAV per Share was due to a lower price of gold of $1,812.35 at period end, which represented a decrease of (2.93)% from $1,867.10 at May 24, 2022.

The change in net assets from operations for the period ended December 31, 2022 was $1,030,692, which was due to (i) the Sponsor Fee of $(27,715), (ii) net realized loss from gold sold to pay expenses of $(660) and (iii) a net change in unrealized appreciation on investment in gold of $1,059,067. Other than the Sponsor Fee the Fund had no expenses during the period ended December 31, 2022.

At December 31, 2022, the Custodian held 24,755.911 ounces of gold on behalf of the Fund in its vault, with a market value of $44,866,375 (cost: $43,807,308) based on the LBMA PM Gold Price at period end.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At December 31, 2022, the Fund did not have any cash balances.

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

Global or regional military conflicts or acts of aggression, including Russia’s military invasion of Ukraine in February 2022 as discussed further below, may negatively affect global expectations for economic growth, exacerbate inflationary pressures, disrupt trading markets and/or supply chains and result in protracted volatility, which could have an adverse effect on the value of the Fund’s investments. Specifically, in the aftermath of Russia’s invasion of Ukraine, gold prices experienced increased volatility. The extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by countries or entities subject to sanctions, including cyber attacks) are impossible to predict. These and any related events could significantly impact the Fund’s performance and the value of an investment in the Fund. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List until further notice in light of sanctions imposed on Russia by the U.S., European Union and other countries in response to Russia’s invasion of Ukraine. As a result, while existing gold bars from these refiners are considered acceptable, newly minted gold bars produced by such refiners are effectively banned from trading in the loco London market. Russia is a significant producer of gold (estimates indicate Russia produces approximately 330 tonnes of gold per year, accounting for around 9% of global production); however, per the LBMA, as of the end December 2022, the amount of gold held in London vaults was 9,053 tonnes (a 1.3% decrease on previous month), valued at $527.5 billion, which equates to approximately 724,208 gold bars. Accordingly, as of the date of this report, the Fund does not expect that the suspension of Russian refiners to have a material impact on the supply of LBMA Good Delivery gold available to the Fund and other market participants. Any potential escalation of the conflict could negatively impact the Fund. In addition, similar events in the future, particularly where unanticipated by markets, could cause volatility in precious metals markets and the price of gold and may have a negative impact on the Fund’s performance and the value of an investment in the Shares. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility. As of the date of this report, the impact of the conflict in Ukraine, including the regulatory responses to such conflict, have not materially affected the operations of the Fund and have not materially impacted the price of gold or the share price of the Fund.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from October 1, 2022 to December 31, 2022.

The average, high, low and end-of-period gold prices based on the LBMA PM Gold Price for are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
October 1, 2022 to December 31, 2022	1,728.78	1,823.55	December 13, 2022	1,628.75	November 03, 2022	1,812.35	December 30, 2022

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period.

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

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of February 10, 2023, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

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

Date: February 10, 2023

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.