Form 10-Q
period 2023-06-30
Franklin Templeton Holdings Trust
filed 2023-08-11
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒Yes  ☐    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
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
of the Exchange Act.).   ☐    Yes  ☒    No
The registrant had 2,600,000 outstanding shares as of August 7, 2023.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page

Statements of Assets and Liabilities at June 30, 2023 (Unaudited) and March 31, 2023	2

Schedules of Investments at June 30, 2023 (Unaudited) and March 31, 2023	3

Statements of Operations (Unaudited) for the three months period ended June 30, 2023 and the period from May 24, 2022 (Date of Inception) to June 30, 2022 (Unaudited)	4

Statements of Cash Flows (Unaudited) for the three months period ended June 30, 2023 and the period from May 24, 2022 (Date of Inception) to June 30, 2022 (Unaudited)	5

Statements of Changes in Net Assets (Unaudited) for the three months period ended June 30, 2023 and the period from May 24, 2022 (Date of Inception) to June 30, 2022 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	June 30, 2023	March 31, 2023
Assets
Investment in gold, at fair value (a)	$93,331,372	$113,871,350

Total assets	93,331,372	113,871,350

Liabilities
Sponsor’s fee payable	12,279	13,337
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	12,279	13,337

Net assets	$93,319,093	$113,858,013

Shares issued and outstanding (b)	3,650,000	4,300,000
Net asset value per Share	$25.57	$26.48

(a)	Cost of investment in gold bullion: $88,609,886 at June 30, 2023 and $104,131,755 at March 31, 2023.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments (Unaudited)

June 30, 2023
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	48,807.094	$88,609,886	$93,331,372	100.01%

Total investments	48,807.094	$88,609,886	$93,331,372	100.01%
Liabilities in excess of other assets			(12,279)	(0.01)%

Net assets			$93,319,093	100.00%

March 31, 2023
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	57,519.498	$104,131,755	$113,871,350	100.01%

Total investments	57,519.498	$104,131,755	$113,871,350	100.01%
Liabilities in excess of other assets			(13,337)	(0.01)%

Net assets			$113,858,013	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2023	For the period from May 24, 2022 (Date of inception) to June 30, 2022
Expenses
Sponsor’s fee	$38,582	$10

Total expenses	38,582	10

Net investment loss	(38,582)	(10)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold sold for and to pay expenses	1,741,468	—
Net change in unrealized appreciation (depreciation) on investment in gold	(5,018,109)	(67,081)

Net realized and change in unrealized gain (loss) on investment in gold	(3,276,641)	(67,081)

Net increase (decrease) in net assets resulting from operations	$(3,315,223)	$(67,091)

Net increase (decrease) in net assets per Share (a)	$(0.85)	$(0.67)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2023	For the period from May 24, 2022 (Date of inception) to June 30, 2022
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$39,640	$—
Expenses—Sponsor’s fee paid	(39,640)	—

Net cash provided by (used in) operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(3,315,223)	$(67,091)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	39,640	—
Net realized gain (loss)	(1,741,468)	—
Net change in unrealized appreciation (depreciation)	5,018,109	67,081
Change in operating assets and liabilities:
Sponsor’s fees payable	(1,058)	10

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,695,902	$2,500,000
Gold bullion distributed for Shares redeemed	$(19,919,599)	$—
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2023	For the period from May 24, 2022 (Date of inception) to June 30, 2022
Net assets, beginning of period	$113,858,013	$—
Net investment gain (loss)	(38,582)	(10)
Net realized gain (loss) from gold sold to pay expenses	1,741,468	—
Net change in unrealized appreciation (depreciation) on investment in gold	(5,018,109)	(67,081)

Net decrease in net assets resulting from operations	110,542,790	(67,091)

Capital Share Transactions:
Contributions for Shares issued	2,695,902	2,500,000 (a)
Distributions for Shares redeemed	(19,919,599)	—

Net increase (decrease) in net assets from capital share transactions	(17,223,697)	2,500,000

Net assets, end of period	$93,319,093	$2,432,909

(a)	The amount represents the initial Seed Creation.
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
The statement of assets and liabilities and schedule of investments at June 30, 2023 and the statements of operations, cash flows and changes in net assets for the period ended June 30, 2023, have been prepared on behalf of the Fund and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2023 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period.
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
The Administrator will calculate the NAV on each day NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold bullion held by the Fund is reported at fair value on the statements of assets and liabilities.
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
At June 30, 2023, the value of the gold bullion held by the Fund is categorized as Level 1.
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

Changes in the Shares for the quarter from April 1, 2023 to June 30, 2023 are as follows:

	Shares	Amount
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(750,000)	(19,919,599)

Balance at June 30, 2023	3,650,000	$86,948,504

Changes in the Shares for the period from May 24, 2022 (Date of inception) to June 30, 2022 are as follows:

	Shares	Amount
Balance at May 24, 2022 *	—	$—
Creation of Shares **	100,000	2,500,000
Redemption of Shares	—	—

Balance at June 30, 2022	100,000	$2,500,000

*	The date represents the Initial Seed Creation.
**	Includes initial seed creation of 100,000 shares for an amount of $2,500,000.
2.6. Organizational and Offering Costs
The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.
2.7. Income Taxes
The Fund is classified as a “
grantor
trust” for United States federal income tax purposes. As a result, the Fund itself is not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Fund as of June 30, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2023 to June 30, 2023:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(10,029.82)	(19,919,599)
Principal on gold sales to pay expenses	(19.87)	(39,640)
Net realized gain (loss) from gold transferred to pay expenses	—	1,741,468
Net change in unrealized appreciation (depreciation) on investment in gold	—	(5,018,109)

Balance at June 30, 2023	48,807.094	$93,331,372

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

The Trust considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust. As of June 30, 2023, 785,000 shares of the Fund were held by the related party.
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
6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2023	For the period from May 24, 2022 (Date of inception) to June 30, 2022
Net asset value per Share, beginning of period	$26.48	$25.00	(a)

Net investment loss (b)	(0.01)	(0.00	) (c)
Net realized and unrealized gain (loss) on investment in gold	(0.90)	(0.67)

Net change in net assets from operations	(0.91)	(0.67)

Net asset value per Share, end of period	$25.57	$24.33

Total return, at net asset value (d)	(3.44)%	(2.68)%
Ratio to average net assets (e)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

(a)	The amount represents the initial Seed Creation.
(b)	Calculated using average Shares outstanding.
(c)	Amount represents less than $ 0.01 .
(d)	Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(e)	Annualized.
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
9. SUBSEQUENT EVENTS
The Fund has evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

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

Organization and Trust Overview

The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021. Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Trust currently offers a single series, the Franklin Responsibly Sourced Gold ETF (the “Fund”). The Fund issues common units of beneficial interest (“Shares”), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares are listed on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “FGDL”. Shares are not obligations of, and are not guaranteed by, the Sponsor or any of its subsidiaries or affiliates. The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The assets of the Fund include only gold bullion and cash, if any.

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

The Fund pays the Sponsor a fee that accrues daily at an annualized rate equal to 0.15% of the daily Net Asset Value of the Fund, paid monthly in arrears (the “Sponsor Fee”). The Sponsor Fee is accrued in and payable in U.S. dollars.

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

Results of Operations

At June 30, 2023, the Custodian held 48,807.094 ounces of gold on behalf of the Fund in its vault, with a market value of $93,331,366 (cost: $88,609,880) based on the LBMA PM Gold Price at period end.

For the Three Months Ended June 30, 2023

For the three months ended June 30, 2023, 100,000 Shares were issued in exchange for 1,337.286 ounces of gold and (750,000) Shares were redeemed in exchange for (10,029.82) ounces of gold. The Fund’s NAV per Share began the period at $26.48 and ended the period at $25.57. The decrease in NAV per Share was due to a lower price of gold of $1,912.25 per fine ounce at period end, which represented a decrease of (3.4)% from $1,979.70 per fine ounce at March 31, 2023.

The change in net assets from operations for the three months ended June 30, 2023 was $(3,315,223), which was due to (i) the Sponsor Fee of $(38,582), (ii) realized gain on sale of gold to pay expenses of $1,741,468 and (iii) a net change in unrealized (depreciation) on investment in gold of $(5,018,109). Other than the Sponsor Fee the Fund had no expenses during the three months ended June 30, 2023.

For the Period May 24, 2022 to June 30, 2022

For the period from May 24, 2022 (Date of inception) to June 30, 2022, 100,000 Shares (inclusive of two Creation Units that were created upon the initial seeding of the Fund) were issued in exchange for 1,338.976 ounces of gold. The Fund’s NAV per Share began the period at $25.00 and ended the period at $24.33. The decrease in NAV per Share was due to a lower price of gold of $1,817.00 per fine ounce at period end, which represented a decrease of (2.7)% from $1,867.10 per fine ounce at May 24, 2022.

The change in net assets from operations for the period ended June 30, 2022 was $(67,091), which was due to (i) the Sponsor Fee of $(10) and a net change in unrealized (depreciation) on investment in gold of $(67,081). Other than the Sponsor Fee the Fund had no expenses during the period ended June 30, 2022.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At June 30, 2023, the Fund did not have any cash balances.

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

Global or regional military conflicts or acts of aggression, including Russia’s military invasion of Ukraine in February 2022 as discussed further below, may negatively affect global expectations for economic growth, exacerbate inflationary pressures, disrupt trading markets and/or supply chains and result in protracted volatility, which could have an adverse effect on the value of the Fund’s investments. Specifically, in the aftermath of Russia’s invasion of Ukraine, gold prices experienced increased volatility. The extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by countries or entities subject to sanctions, including cyber attacks) are impossible to predict. These and any related events could significantly impact the Fund’s performance and the value of an investment in the Fund. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List until further notice in light of sanctions imposed on Russia by the U.S., European Union and other countries in response to Russia’s invasion of Ukraine. As a result, while existing gold bars from these refiners are considered acceptable, newly minted gold bars produced by such refiners are effectively banned from trading in the loco London market. Russia is a significant producer of gold (estimates indicate Russia produces approximately 330 tonnes of gold per year, accounting for around 9% of global production); however, per the LBMA, as of the end of June 2023, the amount of gold held in London vaults was 8,865 tonnes (a 0.4% decrease on previous month), valued at $545.0 billion, which equates to approximately 709,200 gold bars. Accordingly, as of the date of this report, the Fund does not expect that the suspension of Russian refiners to have a material impact on the supply of LBMA Good Delivery gold available to the Fund and other market participants. Any potential escalation of the conflict could negatively impact the Fund. In addition, similar events in the future, particularly where unanticipated by markets, could cause volatility in precious metals markets and the price of gold and may have a negative impact on the Fund’s performance and the value of an investment in the Shares. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility. As of the date of this report, the impact of the conflict in Ukraine, including the regulatory responses to such conflict, have not materially affected the operations of the Fund and have not materially impacted the price of gold or the share price of the Fund.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from April 1, 2023 to June 30, 2023.

The average, high, low and end-of-period gold prices based on the LBMA PM Gold Price for are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
April 1, 2023 to June 30, 2023	1,975.93	2,048.45	April 13, 2023	1,899.60	June 29, 2023	1,912.25	June 30, 2023

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 11, 2023, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Trust or Fund.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on June 20, 2023 for the fiscal year ended March 31, 2023, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2023 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)	None.

b)	Not applicable.

c)

The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 15 Creation Units (comprising 750,000 Shares) during the quarter ended June 30, 2023. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2023 – April 30, 2023	400,000	$26.88
May 1, 2023 – May 31, 2023	—	—
June 1, 2023 – June 30, 2023	350,000	26.20

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

Date: August 11, 2023

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.