Form 10-Q
period 2023-09-30
Franklin Templeton Holdings Trust
filed 2023-11-09
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-41435
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	87-6458919
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
of the Exchange Act.).    ☐  Yes    ☒  No
The registrant had 2,600,000 outstanding shares as of November 3, 2023.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page
Statements of Assets and Liabilities at September 30, 2023 (Unaudited) and March 31, 2023	4
Schedules of Investments at September 30, 2023 (Unaudited) and March 31, 2023	5
Statements of Operations (Unaudited) for the three and six months ended September 30, 2023 and the three months ended September 30, 2022 and the period from May 24, 2022 (Date of Inception) to September 30, 2022 (Unaudited)	6
Statements of Cash Flows (Unaudited) for the six months ended September 30, 2023 and the period from May 24, 2022 (Date of Inception) to September 30, 2022 (Unaudited)	7
Statements of Changes in Net Assets (Unaudited) for the three and six months period ended September 30, 2023 and the three months ended September 30, 2022 and the period from May 24, 2022 (Date of Inception) to September 30, 2022 (Unaudited)	8
Notes to Financial Statements (Unaudited)	9

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	September 30, 2023	March 31, 2023
Assets
Investment in gold, at fair value (a)	$65,005,848	$113,871,350

Total assets	65,005,848	113,871,350

Liabilities
Sponsor’s fee payable	8,175	13,337
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	8,175	13,337

Net assets	$64,997,673	$113,858,013

Shares issued and outstanding (b)	2,600,000	4,300,000
Net asset value per Share	$25.00	$26.48

(a)	Cost of investment in gold bullion: $63,094,843 at September 30, 2023 and $104,131,755 at March 31, 2023.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments (Unaudited)

September 30, 2023
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	34,753.193	$63,094,843	$65,005,848	100.01%

Total investments	34,753.193	$63,094,843	$65,005,848	100.01%
Liabilities in excess of other assets			(8,175)	(0.01)%

Net assets			$64,997,673	100.00%

March 31, 2023
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	57,519.498	$104,131,755	$113,871,350	100.01%

Total investments	57,519.498	$104,131,755	$113,871,350	100.01%
Liabilities in excess of other assets			(13,337)	(0.01)%

Net assets			$113,858,013	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months period Ended September 30, 2023	For the Three Months period Ended September 30, 2022	For the Six Months Ended September 30, 2023	For the period from May 24, 2022 (Date of inception) to September 30, 2022
Expenses
Sponsor’s fee	$26,489	$11,531	$65,071	$11,541

Total expenses	26,489	11,531	65,071	11,541

Net investment loss	(26,489)	(11,531)	(65,071)	(11,541)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	1,507,791	(384)	3,249,259	(384)
Net change in unrealized appreciation (depreciation) on investment in gold	(2,810,481)	(2,355,378)	(7,828,590)	(2,422,459)

Net realized and change in unrealized gain (loss) on investment in gold	(1,302,690)	(2,355,762)	(4,579,331)	(2,422,843)

Net increase (decrease) in net assets resulting from operations	$(1,329,179)	$(2,367,293)	$(4,644,402)	$(2,434,384)

Net increase (decrease) in net assets per Share (a)	$(0.49)	$(1.77)	$(1.40)	$(2.49)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2023	For the period from May 24, 2022 (Date of inception) to September 30, 2022
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$70,233	$7,043
Expenses - Sponsor’s fee paid	(70,233)	(7,043)
Net cash provided by (used in) operating activities	—	—
Increase (decrease) in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(4,644,402)	$(2,434,384)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	70,233	7,043
Net realized gain (loss)	(3,249,259)	384
Net change in unrealized appreciation (depreciation)	7,828,590	2,422,459
Change in operating assets and liabilities:
Sponsor’s fees payable	(5,162)	4,498
Net cash provided by (used in) operating activities	$—	$—
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,695,902	$43,830,012
Gold bullion distributed for Shares redeemed	$(46,911,840)	$—
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months period Ended September 30, 2023	For the Three Months period Ended September 30, 2022	For the Six Months Ended September 30, 2023	For the period from May 24, 2022 (Date of inception) to September 30, 2022
Net assets, beginning of period	$93,319,093	$2,432,909	$113,858,013	$—
Net investment loss	(26,489)	(11,531)	(65,071)	(11,541)
Net realized gain (loss) from gold sold to pay expenses	1,507,791	(384)	3,249,259	(384)
Net change in unrealized appreciation (depreciation) on investment in gold	(2,810,481)	(2,355,378)	(7,828,590)	(2,422,459)

Net decrease in net assets resulting from operations	(1,329,179)	(2,367,293)	(4,644,402)	(2,434,384)

Capital Share Transactions:
Contributions for Shares issued	—	41,330,012	2,695,902	43,830,012

Distributions for Shares redeemed	(26,992,241)	—	(46,911,840)	—
Net increase (decrease) in net assets from capital share transactions	(26,992,241)	41,330,012	(44,215,938)	43,830,012

Net assets, end of period	$64,997,673	$41,395,628	$64,997,673	$41,395,628

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
The statement of assets and liabilities and schedule of investments at September 30, 2023 and the statements of operations, cash flows and changes in net assets for the period ended September 30, 2023, have been prepared on behalf of the Fund and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2023 and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form
10-K
for the fiscal year ended March 31, 2023, as filed with the SEC on June 20, 2023.
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
2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
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
The Administrator calculates the NAV on each day NYSE Arca is open for regular trading, at the earlier LBMA Gold Price PM for the day or 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. Gold bullion held by the Fund is reported at fair value on the statements of assets and liabilities.
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
At September 30, 2023, the value of the gold bullion held by the Fund is categorized as Level 1.
2.3. Expenses, realized gains and losses
When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses in the statements of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the specific identification method.
The Fund’s only ordinary recurring expense is the Sponsor’s fee of 0.15% of the NAV of the Fund (“Sponsor fee”). The Sponsor fee is calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and is payable by the Fund monthly in arrears. The Fund’s expenses will reduce the NAV of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees.
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
2.5. Creations and redemptions of Shares
The Fund creates and redeems Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 50,000 Shares). The creation and redemption of Creation Units is only made in exchange for the delivery to the Fund or the distribution by the Fund of the amount of gold bullion represented by the Creation Units being created or redeemed. The amount of gold bullion required to be delivered to the Fund in connection with any creation, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed as determined on the day the order to create or redeem Creation Units is properly received and accepted. The standard settlement cycle for most broker-dealer securities transactions is currently two business days, T+2 (the trade date plus two business days); however, recent rule amendments shortening the cycle to T+1 are scheduled to become effective May 2024. Authorized Participants are the only persons that may place orders to create and redeem Creation Units. All gold bullion must be delivered by Authorized Participants to the Fund and distributed by the Fund in unallocated form through credits and debits between Authorized Participants’ unallocated accounts and the Fund Unallocated Account. All gold bullion must be of at least a minimum fineness (or purity) of 995 parts per 1,000 (99.5%) and otherwise conform to the rules, regulations, practices and customs of the LBMA, including the specifications for a London Good Delivery Bar. The Transfer Agent receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Creation Units in the amount of $500 per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund.

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
Changes in the Shares for the quarter from July 1, 2023 to September 30, 2023 are as follows:

	Shares	Amount
Balance at July 1, 2023	3,650,000	$86,948,504
Creation of Shares	—	—
Redemption of Shares	(1,050,000)	(26,992,241)

Balance at September 30, 2023	2,600,000	$59,956,263

Changes in the Shares for the quarter from July 1, 2022 to September 30, 2022 are as follows:

	Shares	Amount
Balance at July 1, 2022	100,000	$2,500,000
Creation of Shares	1,750,000	41,330,012
Redemption of Shares	—	—

Balance at September 30, 2022	1,850,000	$43,830,012

Changes in the Shares for the six months ended from April 1, 2023 to September 30, 2023 are as follows:

	Shares	Amount
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(1,800,000)	(46,911,840)

Balance at September 30, 2023	2,600,000	$59,956,263

Changes in the Shares for the period from May 24, 2022 (Date of inception) to September 30, 2022 are as follows:

	Shares	Amount
Balance at May 24, 2022 *	—	$—
Creation of Shares **	1,850,000	43,830,012
Redemption of Shares	—	—

Balance at September 30, 2022	1,850,000	$43,830,012

*	The date represents the Initial Seed Creation.
**	Includes initial seed creation of 100,000 shares for an amount of $2,500,000.
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
The Sponsor has analyzed applicable tax laws and regulations and their application to the Fund as of September 30, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2023 to September 30, 2023:

	Amount in ounces	Amount in US$
Balance at July 1, 2023	48,807.094	$93,331,372
Gold received for the creation of Shares	—	—
Gold distributed for the redemption of Shares	(14,037.996)	(26,992,241)
Principal on gold sales to pay expenses	(15.905)	(30,593)
Net realized gain (loss) from gold transferred to pay expenses	—	1,507,791
Net change in unrealized appreciation (depreciation) on investment in gold	—	(2,810,481)

Balance at September 30, 2023	34,753.193	$65,005,848

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2022 to September 30, 2022:

	Amount in ounces	Amount in US$
Balance at July 1, 2022	1,338.976	$2,432,919
Gold received for the creation of Shares	23,429.704	41,330,012
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(4.136)	(7,043)
Net realized gain (loss) from gold transferred to pay expenses	—	(384)
Net change in unrealized appreciation (depreciation) on investment in gold	—	(2,355,378)

Balance at September 30, 2022	24,764.544	$41,400,126

The following represents the changes in ounces of gold held and the respective fair value during the six months ended April 1, 2023 to September 30, 2023:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(24,067.816)	(46,911,840)
Principal on gold sales to pay expenses	(35.775)	(70,233)
Net realized gain (loss) from gold transferred to pay expenses	—	3,249,259
Net change in unrealized appreciation (depreciation) on investment in gold	—	(7,828,590)

Balance at September 30, 2023	34,753.193	$65,005,848

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
4. RELATED PARTIES — SPONSOR
The Sponsor is a related party of the Trust. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust. As of September 30, 2023, no shares of the Fund were held by the related party.
The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day
oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Fund and may from time to time employ legal counsel for the Fund.
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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30, 2023	For the Three Months Ended September 30, 2022	For the Six Months Ended September 30, 2023	For the period from May 24, 2022 (Date of inception) to September 30, 2022
Net asset value per Share, beginning of period	$25.57	$24.33	$26.48	$25.00 (a)

Net investment loss (b)	(0.01)	(0.01)	(0.02)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	(0.56)	(1.94)	(1.46)	(2.61)

Net change in net assets from operations	(0.57)	(1.95)	(1.48)	(2.62)

Net asset value per Share, end of period	$25.00	$22.38	$25.00	$22.38

Total return, at net asset value (c)	(2.23)%	(8.01)%	(5.59)%	(10.48)%
Ratio to average net assets (d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

(a)	The amount represents the initial Seed Creation.
(b)	Calculated using average Shares outstanding.
(c)	Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(d)	Annualized.
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

Results of Operations

At September 30, 2023, the Custodian held 34,753.193 ounces of gold on behalf of the Fund in its vault, with a market value of $65,005,848 (cost: $63,094,843) based on the LBMA PM Gold Price at period end.

For the Three Months Ended September 30, 2023

For the three months ended September 30, 2023, (1,050,000) Shares were redeemed in exchange for ounces (14,037.996) of gold. The Fund’s NAV per Share began the period at $25.57 and ended the period at $25.00. The decrease in NAV per Share was due to a lower price of gold of $1,870.50 at period end, which represented a decrease of (2.18)% from $1,912.25 at June 30, 2023.

The change in net assets from operations for the three months ended September 30, 2023 was $(1,329,179), which was due to (i) the Sponsor Fee of $(26,489), (ii) realized gain on sale of gold to pay expenses of $1,507,791 and (iii) a net change in unrealized appreciation (depreciation) on investment of gold of $(2,810,481). Other than the Sponsor Fee the Fund had no expenses during the three months ended September 30, 2023.

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

The change in net assets from operations for the three months ended September 30, 2022 was $(2,367,293), which was due to (i) the Sponsor Fee of $(11,531), (ii) realized loss on sale of gold to pay expenses of $(384) and (iii) a net change in unrealized appreciation (depreciation) on investment of gold of $(2,355,378). Other than the Sponsor Fee the Fund had no expenses during the three months ended September 30, 2022.

For the Six Months Ended September 30, 2023

For the six months ended September 30, 2023, 100,000 Shares were issued in exchange for 1,337.286 ounces of gold and (1,800,000) Shares were redeemed in exchange for (24,067.816) ounces of gold. The Fund’s NAV per Share began the period at $26.48 and ended the period at $25.00. The decrease in NAV per Share was due to a lower price of gold of $1,870.50 at period end, which represented a decrease of (5.52)% from $1,979.70 at March 31, 2023.

The change in net assets from operations for the six months ended September 30, 2023 was $(4,644,402), which was due to (i) the Sponsor Fee of $(65,071), (ii) realized gain on sale of gold to pay expenses of $3,249,259 and (iii) a net change in unrealized appreciation (depreciation) on investment of gold of $(7,828,590). Other than the Sponsor Fee the Fund had no expenses during the six months ended September 30, 2023.

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

The change in net assets from operations for the period ended September 30, 2022 was $(2,434,384), which was due to (i) the Sponsor Fee of $(11,541), (ii) realized loss on sale of gold to pay expenses of $(384) and (iii) a net change in unrealized appreciation (depreciation) on investment of gold of $(2,422,459). Other than the Sponsor Fee the Fund had no expenses during the period ended September 30, 2022.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At September 30, 2023, the Fund did not have any cash balances.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from July 1, 2023 to September 30, 2023.

The average, high, low and end-of-period gold prices based on the LBMA PM Gold Price for are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
July 1, 2023 to September 30, 2023	1,928.48	1,976.10	July 20, 2023	1,870.50	September 29, 2023	1,870.50	September 29, 2023

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 9, 2023, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

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

c)

The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 21 Creation Units (comprising 1,050,000 Shares) during the quarter ended September 30, 2023. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2023 – July 31, 2023	1,050,000	$25.71
August 1, 2023 – August 31, 2023	—	—
September 1, 2023 – September 30, 2023	—	—

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2023.

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

Date: November 9, 2023

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.