Form 10-Q
period 2023-12-31
Franklin Templeton Holdings Trust
filed 2024-02-12
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 2,100,000 outstanding shares as of February 5, 2024.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This interim report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for bitcoin and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•	the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the completion of this offering;

•	the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•

the date on which the Trust is deemed to be a “large-accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act” for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act” for complying with new or revised accounting standards. The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act” for complying with new or revised accounting standards.

1

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page

Statements of Assets and Liabilities at December 31, 2023 (Unaudited) and March 31, 2023	2

Schedules of Investments at December 31, 2023 (Unaudited) and March 31, 2023	3

Statements of Operations (Unaudited) for the three and nine months ended December 31, 2023 and the three months ended December 31, 2022 and the period from May 24, 2022 (Date of Inception) to December 31, 2022 (Unaudited)	4

Statements of Cash Flows (Unaudited) for the nine months ended December 31, 2023 and the period from May 24, 2022 (Date of Inception) to December 31, 2022 (Unaudited)	5

Statements of Changes in Net Assets (Unaudited) for the three and nine months period ended December 31, 2023 and the three months ended December 31, 2022 and the period from May 24, 2022 (Date of Inception) to December 31, 2022 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities

	December 31, 2023	March 31, 2023
	(Unaudited)
Assets
Investment in gold, at fair value (a)	$57,869,843	$113,871,350

Total assets	57,869,843	113,871,350

Liabilities
Spon sor ’s fee payable	7,654	13,337
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	7,654	13,337

Net assets	$57,862,189	$113,858,013

Shares issued and outstanding (b)	2,100,000	4,300,000
Net asset value per Share	$27.55	$26.48

(a)	Cost of investment in gold bullion: $50,942,301 at December 31, 2023 and $104,131,755 at March 31, 2023.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments

December 31, 2023 (Unaudited)
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	28,059.466	$50,942,301	$57,869,843	100.01%

Total investments	28,059.466	$50,942,301	$57,869,843	100.01%
Liabilities in excess of other assets			(7,654)	(0.01)%

Net assets			$57,862,189	100.00%

March 31, 2023
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	57,519.498	$104,131,755	$113,871,350	100.01%

Total investments	57,519.498	$104,131,755	$113,871,350	100.01%
Liabilities in excess of other assets			(13,337)	(0.01)%

Net assets			$113,858,013	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months period Ended December 31, 2023	For the Three Months period Ended December 31, 2022	For the Nine Months Ended December 31, 2023	For the period from May 24, 2022 (Date of inception) to December 31, 2022
Expenses
Sponsor’s fee	$24,388	$16,174	$89,459	$27,715

Total expenses	24,388	16,174	89,459	27,715

Net investment loss	(24,388)	(16,174)	(89,459)	(27,715)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	1,537,276	(276)	4,786,535	(660)
Net change in unrealized appreciation (depreciation) on investment in gold	5,016,537	3,481,526	(2,812,053)	1,059,067

Net realized and change in unrealized gain (loss) on investment in gold	6,553,813	3,481,250	1,974,482	1,058,407

Net increase (decrease) in net assets resulting from operations	$6,529,425	$3,465,076	$1,885,023	$1,030,692

Net increase (decrease) in net assets per Share (a)	$2.67	$1.87	$0.62	$0.77

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2023	For the period from May 24, 2022 (Date of inception) to December 31, 2022
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$95,142	$22,044
Expenses—Sponsor’s fee paid	(95,142)	(22,044)

Net cash provided by (used in) operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$1,885,023	$1,030,692
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	95,142	22,044
Net realized gain (loss)	(4,786,535)	660
Net change in unrealized appreciation (depreciation)	2,812,053	(1,059,067)
Change in operating assets and liabilities:
Sponsor’s fees payable	(5,683)	5,671

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,695,902	$43,830,012
Gold bullion distributed for Shares redeemed	$(60,576,749)	$—
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months period Ended December 31, 2023	For the Three Months period Ended December 31, 2022	For the Nine Months Ended December 31, 2023	For the period from May 24, 2022 (Date of inception) to December 31, 2022
Net assets, beginning of period	$64,997,673	$41,395,628	$113,858,013	$—
Net investment loss	(24,388)	(16,174)	(89,459)	(27,715)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	1,537,276	(276)	4,786,535	(660)
Net change in unrealized appreciation (depreciation) on investment in gold	5,016,537	3,481,526	(2,812,053)	1,059,067

Net increase in net assets resulting from operations	6,529,425	3,465,076	1,885,023	1,030,692

Capital Share Transactions:
Contributions for Shares issued	—	—	2,695,902	43,830,012
Distributions for Shares redeemed	(13,664,909)	—	(60,576,749)	—

Net increase (decrease) in net assets from capital share transactions	(13,664,909)	—	(57,880,847)	43,830,012

Net assets, end of period	$57,862,189	$44,860,704	$57,862,189	$44,860,704

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to Financial Statements (Unaudited)
1. ORGANIZATION
The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Responsibly Sourced Gold ETF (the “Fund”). The accompanying unaudited financial statements relate to the Trust and the Fund, which is currently the only operational series of the Trust. The Trust had no operations prior to the commencement of operations of the Fund, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the NAV of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.
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
The Fund is an “emerging growth company” as that term is used in the Securities Act and, as such, the Fund may elect to comply with certain reduced public company reporting requirements.
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
The statement of assets and liabilities and schedule of investments at December 31, 2023 and the statements of operations, cash flows and changes in net assets for the period ended December 31, 2023, have been prepared on behalf of the Fund and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended December 31, 2023 and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form
10-K
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
At December 31, 2023, the value of the gold bullion held by the Fund is categorized as Level 1.
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
Changes in the Shares for the quarter from October 1, 2023 to December 31, 2023 are as follows:

	Shares	Amount
Balance at October 1, 2023	2,600,000	$59,956,263
Creation of Shares	—	—
Redemption of Shares	(500,000)	(13,664,909)

Balance at December 31, 2023	2,100,000	$46,291,354

Changes in the Shares for the quarter from October 1, 2022 to December 31, 2022 are as follows:

	Shares	Amount
Balance at October 1, 2022	1,850,000	$43,830,012
Creation of Shares	—	—
Redemption of Shares	—	—

Balance at December 31, 2022	1,850,000	$43,830,012

Changes in the Shares for the nine months ended from April 1, 2023 to December 31, 2023 are as follows:

	Shares	Amount
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(2,300,000)	(60,576,749)

Balance at December 31, 2023	2,100,000	$46,291,354

Changes in the Shares for the period from May 24, 2022 (Date of inception) to December 31, 2022 are as follows:

	Shares	Amount
Balance at May 24, 2022 *	—	$—
Creation of Shares **	1,850,000	43,830,012
Redemption of Shares	—	—

Balance at December 31, 2022	1,850,000	$43,830,012

*	The date represents the Initial Seed Creation.
**	Includes initial seed creation of 100,000 shares for an amount of $2,500,000.
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
The Sponsor has analyzed applicable tax laws and regulations and their application to the Fund as of December 31, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter October 1, 2023 to December 31, 2023:

	Amount in ounces	Amount in US$
Balance at October 1, 2023	34,753.193	$65,005,848
Gold received for the creation of Shares	—	—
Gold distributed for the redemption of Shares	(6,680.800)	(13,664,909)
Principal on gold sales to pay expenses	(12.927)	(24,909)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	—	1,537,276
Net change in unrealized appreciation (depreciation) on investment in gold	—	5,016,537

Balance at December 31, 2023	28,059.466	$57,869,843

The following represents the changes in ounces of gold held and the respective fair value during the quarter October 1, 2022 to December 31, 2022:

	Amount in ounces	Amount in US$
Balance at October 1, 2022	24,764.544	$41,400,126
Gold received for the creation of Shares	—	—
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(8.633)	(15,001)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	—	(276)
Net change in unrealized appreciation (depreciation) on investment in gold	—	3,481,526

Balance at December 31, 2022	24,755.911	$44,866,375

The following represents the changes in ounces of gold held and the respective fair value during the nine months ended April 1, 2023 to December 31, 2023:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(30,748.616)	(60,576,749)
Principal on gold sales to pay expenses	(48.702)	(95,142)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	—	4,786,535
Net change in unrealized appreciation (depreciation) on investment in gold	—	(2,812,053)

Balance at December 31, 2023	28,059.466	$57,869,843

The following represents the changes in ounces of gold held and the respective fair value during the period from May 24, 2022 (Date of inception) to December 31, 2022:

	Amount in ounces	Amount in US$
Balance at May 24, 2022 *	—	$—
Gold received for the creation of Shares **	24,768.680	43,830,012
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(12.769)	(22,044)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	—	(660)
Net change in unrealized appreciation (depreciation) on investment in gold	—	1,059,067

Balance at December 31, 2022	24,755.911	$44,866,375

*	The date represents the Initial Seed Creation.
**	Includes gold received towards initial seed creation of 1,338.976 ounces for an amount of $2,500,000.
4. RELATED PARTIES – SPONSOR
The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2023, no shares of the Fund were held by any related party.
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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31, 2023	For the Three Months Ended December 31, 2022	For the Nine Months Ended December 31, 2023	For the period from May 24, 2022 (Date of inception) to December 31, 2022
Net asset value per Share, beginning of period	$25.00	$22.38	$26.48	$25.00 (a)

Net investment loss (b)	(0.01)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	2.56	1.88	1.10	(0.73)

Net change in net assets from operations	2.55	1.87	1.07	(0.75)

Net asset value per Share, end of period	$27.55	$24.25	$27.55	$24.25

Total return, at net asset value (c)	10.20%	8.36%	4.04%	(3.00)%
Ratio to average net assets (d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

(a)	The amount represents the initial Seed Creation.
(b)	Calculated using average Shares outstanding.
(c)	Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(d)	Annualized.
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

Results of Operations

At December 31, 2023, the Custodian held 28,059.466 ounces of gold on behalf of the Fund in its vault, with a market value of $57,869,843 (cost: $50,942,301) based on the LBMA PM Gold Price at period end.

For the Three Months Ended December 31, 2023

For the three months ended December 31, 2023, no Shares were issued and (500,000) Shares were redeemed in exchange for (6,680.800) ounces of gold. The Fund’s NAV per Share began the period at $25.00 and ended the period at $27.55. The increase in NAV per Share was due to a higher price of gold of $2,062.40 at period end, which represented an increase of 10.26% from $1,870.50 at September 30, 2023.

The change in net assets from operations for the three months ended December 31, 2023 was $6,529,425, which was due to (i) the Sponsor Fee of $(24,388), (ii) net realized gain from gold distributed for the redemption of shares and sold to pay expenses of $1,537,276 and (iii) a net change in unrealized appreciation (depreciation) on investment of gold of $5,016,537. Other than the Sponsor Fee the Fund had no expenses during the three months ended December 31, 2023.

For the Three Months Ended December 31, 2022

For the three months ended December 31, 2022, no Shares were issued or redeemed in exchange for gold. The Fund’s NAV per Share began the period at $22.38 and ended the period at $24.25. The increase in NAV per Share was due to a higher price of gold of $1,812.35 at period end, which represented an increase of 8.41% from $1,671.75 at September 30, 2022.

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

For the Nine Months Ended December 31, 2023

For the nine months ended December 31, 2023, 100,000 Shares were issued in exchange for 1,337.286 ounces of gold and (2,300,000) Shares were redeemed in exchange for (30,748.616) ounces of gold. The Fund’s NAV per Share began the period at $26.48 and ended the period at $27.55. The increase in NAV per Share was due to a higher price of gold of $2,062.40 at period end, which represented an increase of 4.18% from $1,979.70 at March 31, 2023.

The change in net assets from operations for the nine months ended December 31, 2023 was $1,885,023, which was due to (i) the Sponsor Fee of $(89,459), (ii) net realized gain from gold distributed for the redemption of shares and sold to pay expenses of $4,786,535 and (iii) a net change in unrealized appreciation (depreciation) on investment of gold of $(2,812,053). Other than the Sponsor Fee the Fund had no expenses during the nine months ended December 31, 2023.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At December 31, 2023, the Fund did not have any cash balances.

At December 31, 2023 and 2022, the Trust did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s Shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA PM Gold Price in U.S. dollars per ounce over the period from October 1, 2023 to December 31, 2023.

The average, high, low and end-of-period gold prices based on the LBMA PM Gold Price for are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
October 1, 2023 to December 31, 2023	1,974.27	2,078.40	December 28, 2023	1,818.95	October 04, 2023	2,062.40	December 29, 2023

(1)	The end of period gold price is the LBMA PM Gold Price on the last business day of the period.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of February 12, 2024, the Trust and the Fund is not subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Trust or Fund.

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

c)

The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 10 Creation Units (comprising 500,000 Shares) during the quarter ended December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
October 1, 2023 – October 31, 2023	—	$—
November 1, 2023 – November 30, 2023	—	—
December 1, 2023 – December 31, 2023	500,000	27.33

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2023.

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

Date: February 12, 2024

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.