Form 10-K/A
period 2023-03-31
Franklin Templeton Holdings Trust
filed 2024-06-07
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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

Explanatory Note
The Registrant is filing this Amendment No. 1 (the “Amendment”) to its Form 10-K for the year ended March 31, 2023
(“Form 10-K/A”)
, as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on June 20, 2023 (Accession Number 0001193125-23-169904) (the “Original Filing”), for the sole purposes of amending: (1) Part I, Item 9A “Controls and Procedures” to refer to both the Trust and the Fund; (2) Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to clarify the Fund’s valuation practices; (3) and Part IV, Item 15 “Exhibits and Financial Statements Schedules” to include separately stated financial statements and schedules for the Trust and the Fund (including separate audit reports) and to make corresponding revisions in the accompanying notes, in each case, in response to comments conveyed by the staff of the SEC. In accordance with Rule 12b-15 and Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) , this Amendment also includes new certifications by the Principal Executive Officer and Principal Financial Officer of the Registrant’s Sponsor on behalf of the Registrant dated as of the date of this filing. Except for the revisions in response to comments conveyed by the SEC as described above and the inclusion of new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, this Amendment does not supersede, modify or update any other items or disclosures found in the Original Filing. In addition, this Amendment does not reflect any information, events or transactions occurring after the reporting period of the Original Filing and does not supersede, modify or update those disclosures affected by subsequent events. As a result, information included in the report continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing together with the Registrant’s other filings with the SEC.

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

Valuation of Gold and Computation of Net Asset Value

The NAV is computed based upon the total value of the assets of the Fund (i.e., gold and cash) less its liabilities. To determine the Fund’s NAV, the Administrator generally will value the gold bullion held by the Fund on the basis of the LBMA Gold Price PM as published by the IBA. IBA operates electronic auctions for spot, unallocated loco London gold, providing a market-based platform for buyers and sellers to trade. The auctions are run at 10:30 a.m. and 3:00 p.m. London time for gold. The final auction prices are published to the market as the LBMA Gold Price AM and the LBMA Gold Price PM, respectively. The Administrator will calculate the NAV on each day NYSE Arca is open for regular trading, at 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the gold bullion held by the Fund that the Sponsor determines fairly represents the commercial value of the Fund’s gold bullion.

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

Fiscal Year

The fiscal year of the Trust and of the Fund ends on March 31 of each year.

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

The NAV is computed based upon the total value of the assets of the Fund (i.e., gold and cash) less its liabilities. To determine the Fund’s NAV, the Administrator generally will value the gold bullion held by the Fund on the basis of the LBMA Gold Price PM as published by the IBA. IBA operates electronic auctions for spot, unallocated loco London gold, providing a market-based platform for buyers and sellers to trade. The auctions are run at 10:30 a.m. and 3:00 p.m. London time for gold. The final auction prices are published to the market as the LBMA Gold Price AM and the LBMA Gold Price PM, respectively. The Administrator will calculate the NAV on each day NYSE Arca is open for regular trading, at 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the gold bullion held by the Fund that the Sponsor determines fairly represents the commercial value of the Fund’s gold bullion.

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

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the financial Statements for further discussion of the accounting policies followed by the Trust and the Fund.

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

Global or regional military conflicts or acts of aggression, including Russia’s military invasion of Ukraine in February 2022 as discussed further below, may negatively affect global expectations for economic growth, exacerbate inflationary pressures, disrupt trading markets and/or supply chains and result in protracted volatility, which could have an adverse effect on the value of the Fund’s investments. Specifically, in the aftermath of Russia’s invasion of Ukraine, gold prices experienced increased volatility. The extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by countries or entities subject to sanctions, including cyber attacks) are impossible to predict. These and any related events could significantly impact the Fund’s performance and the value of an investment in the Fund. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List until further notice in light of sanctions imposed on Russia by the U.S., European Union and other countries in response to Russia’s invasion of Ukraine. As a result, while existing gold bars refiners produced before their suspension are considered acceptable, newly minted gold bars produced by such refiners are effectively banned from trading in the loco London market. Russia is a significant producer of gold. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility. As of the date of this report, the impact of the conflict in Ukraine, including the regulatory responses to such conflict, have not materially affected the operations of the Fund and have not materially impacted the price of gold or the share price of the Fund.

Off-Balance Sheet Arrangements

The Fund as well as the Trust do not have any off-balance sheet arrangements.

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

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who performs functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). The Sponsor concluded that the disclosure controls and procedures were effective at reasonable levels of assurance as of the end of the period covered by this report.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust’s Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who performs functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e). The Sponsor concluded that the disclosure controls and procedures were effective at reasonable levels of assurance as of the end of the period covered by this report.

It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the Trust’s and the Fund’s fourth fiscal quarter of the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Fund’s internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

20g

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

Item 11. Executive Compensation

The Trust does not have any directors or executive officers. The only ordinary expense paid by the Fund is the Sponsor’s fee.

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

Item 16. Form 10-K Summary

Not applicable.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm for Franklin Templeton Holdings Trust (Auditor PCAOB #238)	F-2
Combined Statement of Assets and Liabilities at March 31, 2023 for Franklin Templeton Holdings Trust	F-3
Combined Schedule of Investments at March 31, 2023 for Franklin Templeton Holdings Trust	F-4
Combined Statement of Operations for the period from May 24, 2022 (Date of Inception) to March 31, 2023 for Franklin Templeton Holdings Trust	F-5
Combined Statement of Cash Flows for the period from May 24, 2022 (Date of Inception) to March 31, 2023 for Franklin Templeton Holdings Trust	F-6
Combined Statement of Changes in Net Assets for the period from May 24, 2022 (Date of Inception) to March 31, 2023 for Franklin Templeton Holdings Trust	F-7
Notes to Financial Statements for Franklin Templeton Holdings Trust	F-8

Report of Independent Registered Public Accounting Firm for Franklin Responsibly Sourced Gold ETF (Auditor PCAOB #238)	F-13
Statement of Assets and Liabilities at March 31, 2023 for Franklin Responsibly Sourced Gold ETF	F-14
Schedule of Investments at March 31, 2023 for Franklin Responsibly Sourced Gold ETF	F-15
Statement of Operations for the period from May 24, 2022 (Date of Inception) to March 31, 2023 for Franklin Responsibly Sourced Gold ETF	F-16
Statement of Cash Flows for the period from May 24, 2022 (Date of Inception) to March 31, 2023 for Franklin Responsibly Sourced Gold ETF	F-17
Statement of Changes in Net Assets for the period from May 24, 2022 (Date of Inception) to March 31, 2023 for Franklin Responsibly Sourced Gold ETF	F-18
Notes to Financial Statements for Franklin Responsibly Sourced Gold ETF	F-19

Report of Independent Registered Public Accounting Firm
To the Sponsor of Franklin Templeton Holdings Trust and Shareholders of Franklin Responsibly Sourced Gold ETF
Opinion on the Financial Statements
We have audited the accompanying combined statement of assets and liabilities, including the combined schedule of investment, of Franklin Templeton Holdings Trust (the “Trust”) as of March 31, 2023, and the related combined statements of operations, of cash flows and of changes in net assets for the period from May 24, 2022 (date of inception) to March 31, 2023, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2023, and the results of its operations, its cash flows and changes in its net assets for the period from May 24, 2022 (date of inception) to March 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These combined financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s combined financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.
Our audit included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by the Sponsor’s management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers, LLP
San Francisco, California
June 7, 2024
We have served as the auditor of one or more investment companies in Franklin Templeton Group of Funds since 1948.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Assets and Liabilities

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

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedule of Investment
March 31, 2023

	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	57,519.498	$104,131,755	$113,871,350	100.01%

Total investments	57,519.498	$104,131,755	$113,871,350	100.01%
Liabilities in excess of other assets			(13,337)	(0.01)%

Net assets			$113,858,013	100.00%

See accompanying notes to the financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Operations

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

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Cash Flows

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

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Changes in Net Assets

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

FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to Financial Statements
1. ORGANIZATION
The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Responsibly Sourced Gold ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than in connection with the organization and registration of the Fund’s shares. Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the NAV of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.
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
The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”), and, as such, The Trust may elect to comply with certain reduced public company reporting requirements.
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
The statement of assets and liabilities and schedule of investments at March 31, 2023 and the statement of operations, cash flows and changes in net assets for the period ended March 31, 2023, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund and for the Fund separately (included below in a separate section of this report), and are audited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended March 31, 2023 have been made.
As the Trust had no operations prior to the initial seeding of the Fund on May 24, 2022, comparative statements for prior year have not been included.
The fiscal year of the Trust and the Fund is March 31st.
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
2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series-level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series and these notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. Individual, series-level financial statements for the Fund are presented separately within this report.
2.2. Valuation of Gold
The Trust and the Fund follow the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between
market participants at the measurement date.
The Fund’s policy is to value the investment in gold bullion at fair value. The NAV is computed based upon the total value of the assets of the Fund (i.e., gold and cash) less its liabilities. The Administrator generally will value any gold bullion held by the Fund on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the London Bullion Market Association (the “LBMA”). In determining the NAV, the Administrator generally will value the gold bullion held by the Fund on the basis of the LBMA Gold Price PM.

The Administrator will calculate the NAV on each day NYSE Arca is open for regular trading, at 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the gold bullion held by the Fund that the Sponsor determines fairly represents the commercial value of the Fund’s gold bullion. Gold bullion held by the Fund is reported at fair value on the statement of assets and liabilities.
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

In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees. The Sponsor bears expenses in connection with the issuance and distribution of the securities being registered. The Sponsor is not required to pay any extraordinary or non-routine
expenses
.
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
The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no other events have occurred that require disclosure other than those already disclosed in the financial statements.

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

Date: June 07, 2024

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.