Form 10-Q/A
period 2023-06-30
Franklin Templeton Holdings Trust
filed 2024-06-07
CIK 1858258

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

FRANKLIN TEMPLETON HOLDINGS TRUST

Explanatory Note
The Registrant is filing this Amendment No. 1 (the “Amendment”) to its Form 10-Q for the quarter ended
June 30, 2023
(“Form 10-Q/A”), as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on
August 11, 2023
(Accession Number
0001193125-23-210235
) (the “Original Filing”), for the sole purposes of amending Part I, Item 1 “Financial Statements” to include separately stated financial statements and schedules for the Trust and the Fund and to make corresponding revisions to the accompanying notes, and Part I, Item 4 “Controls and Procedures” to refer to both the Trust and the Fund, in each case, in response to comments conveyed by the staff of the SEC. In accordance with Rule 12b-15 and Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also includes new certifications by the Principal Executive Officer and Principal Financial Officer of the Registrant’s Sponsor on behalf of the Registrant dated as of the date of this filing. Except for the revisions in response to comments conveyed by the SEC as described above and the inclusion of new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, this Amendment does not supersede, modify or update any other items or disclosures found in the Original Filing. In addition, this Amendment does not reflect any information, events or transactions occurring after the reporting period of the Original Filing and does not supersede, modify or update those disclosures affected by subsequent events. As a result, information included in the report continues to speak as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing together with the Registrant’s other filings with the SEC.

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
Part I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page
Combined Statement of Assets and Liabilities at June 30, 2023 (Unaudited) and March 31, 2023 for Franklin Templeton Holdings Trust	2

Combined Schedule of Investments at June 30, 2023 (Unaudited) and March 31, 2023 for Franklin Templeton Holdings Trust	3

Combined Statement of Operations (Unaudited) for the three months period ended June 30, 2023 and the period from May 24, 2022 (Date of Inception) to June 30, 2022 (Unaudited) for Franklin Templeton Holdings Trust	4

Combined Statement of Cash Flows (Unaudited) for the three months period ended June 30, 2023 and the period from May 24, 2022 (Date of Inception) to June 30, 2022 (Unaudited) for Franklin Templeton Holdings Trust	5

Combined Statement of Changes in Net Assets (Unaudited) for the three months period ended June 30, 2023 and the period from May 24, 2022 (Date of Inception) to June 30, 2022 (Unaudited) for Franklin Templeton Holdings Trust	6

Notes to Financial Statements (Unaudited) for Franklin Templeton Holdings Trust	7

Statement of Assets and Liabilities at June 30, 2023 (Unaudited) and March 31, 2023 for Franklin Responsibly Sourced Gold ETF	12

Schedule of Investments at June 30, 2023 (Unaudited) and March 31, 2023 for Franklin Responsibly Sourced Gold ETF	13

Statement of Operations (Unaudited) for the three months period ended June 30, 2023 and the period from May 24, 2022 (Date of Inception) to June 30, 2022 (Unaudited) for Franklin Responsibly Sourced Gold ETF	14

Statement of Cash Flows (Unaudited) for the three months period ended June 30, 2023 and the period from May 24, 2022 (Date of Inception) to June 30, 2022 (Unaudited) for Franklin Responsibly Sourced Gold ETF	15

Statement of Changes in Net Assets (Unaudited) for the three months period ended June 30, 2023 and the period from May 24, 2022 (Date of Inception) to June 30, 2022 (Unaudited) for Franklin Responsibly Sourced Gold ETF	16

Notes to Financial Statements (Unaudited) for Franklin Responsibly Sourced Gold ETF	17

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Assets and Liabilities (Unaudited)

	June 30, 2023	March 31, 2023
Assets
Investment in gold, at fair value (a)	$93,331,372	$113,871,350

Total assets	93,331,372	113,871,350

Liabilities
Sponsor’s fee payable	12,279	13,337
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	12,279	13,337

Net assets	$93,319,093	$113,858,013

Shares issued and outstanding (b)	3,650,000	4,300,000
Net asset value per Share	$25.57	$26.48

(a)	Cost of investment in gold bullion: $88,609,886 at June 30, 2023 and $104,131,755 at March 31, 2023.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedule of Investments (Unaudited)

June 30, 2023
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	48,807.094	$88,609,886	$93,331,372	100.01%

Total investments	48,807.094	$88,609,886	$93,331,372	100.01%
Liabilities in excess of other assets			(12,279)	(0.01)%

Net assets			$93,319,093	100.00%

March 31, 2023
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	57,519.498	$104,131,755	$113,871,350	100.01%

Total investments	57,519.498	$104,131,755	$113,871,350	100.01%
Liabilities in excess of other assets			(13,337)	(0.01)%

Net assets			$113,858,013	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Operations (Unaudited)

	For the Three Months Ended June 30, 2023	For the period from May 24, 2022 (Date of inception) to June 30, 2022
Expenses
Sponsor’s fee	$38,582	$10

Total expenses	38,582	10

Net investment loss	(38,582)	(10)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold sold for and to pay expenses	1,741,468	—
Net change in unrealized appreciation (depreciation) on investment in gold	(5,018,109)	(67,081)

Net realized and change in unrealized gain (loss) on investment in gold	(3,276,641)	(67,081)

Net increase (decrease) in net assets resulting from operations	$(3,315,223)	$(67,091)

Net increase (decrease) in net assets per Share (a)	$(0.85)	$(0.67)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2023	For the period from May 24, 2022 (Date of inception) to June 30, 2022
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$39,640	$—
Expenses—Sponsor’s fee paid	(39,640)	—

Net cash provided by (used in) operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(3,315,223)	$(67,091)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	39,640	—
Net realized gain (loss)	(1,741,468)	—
Net change in unrealized appreciation (depreciation)	5,018,109	67,081
Change in operating assets and liabilities:
Sponsor’s fees payable	(1,058)	10

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,695,902	$2,500,000
Gold bullion distributed for Shares redeemed	$(19,919,599)	$—
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2023	2022 (Date of inception) to June 30, 2022
Net assets, beginning of period	$113,858,013	$—
Net investment gain (loss)	(38,582)	(10)
Net realized gain (loss) from gold sold to pay expenses	1,741,468	—
Net change in unrealized appreciation (depreciation) on investment in gold	(5,018,109)	(67,081)

Net decrease in net assets resulting from operations	110,542,790	(67,091)

Capital Share Transactions:
Contributions for Shares issued	2,695,902	2,500,000 (a)
Distributions for Shares redeemed	(19,919,599)	—

Net increase (decrease) in net assets from capital share transactions	(17,223,697)	2,500,000

Net assets, end of period	$93,319,093	$2,432,909

(a)	The amount represents the initial Seed Creation.
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to Financial Statements (Unaudited)
1. ORGANIZATION
The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust
, as registrant,
and the one series that it currently offers, the Franklin Responsibly Sourced Gold ETF (the “Fund
”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than in connection with the organization and registration of the Fund’s shares.
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
The statement of assets and liabilities and schedule of investments at June 30, 2023 and the statements of operations, cash flows and changes in net assets for the period ended June 30, 2023, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended June 30, 2023 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the financial statements included in the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2023.
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
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management of the Sponsor of the Trust, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made.
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
The Sponsor is not required to pay any extraordinary or
non-routine
expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on a
n
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
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and
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
The Trust currently offers a single series
, the Franklin Responsibly Sourced Gold ETF (the “Fund”). Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the NAV of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.
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

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s as well as the Fund’s financial position and results of operations. These estimates and assumptions affect the Trust’s as well as the Fund’s application of accounting policies. Below we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of the accounting policies followed by the Trust and the Fund.

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

Global or regional military conflicts or acts of aggression, including Russia’s military invasion of Ukraine in February 2022 as discussed further below, may negatively affect global expectations for economic growth, exacerbate inflationary pressures, disrupt trading markets and/or supply chains and result in protracted volatility, which could have an adverse effect on the value of the Fund’s investments. Specifically, in the aftermath of Russia’s invasion of Ukraine, gold prices experienced increased volatility. The extent and duration of Russia’s military actions and the repercussions of such actions (including any retaliatory actions or countermeasures that may be taken by countries or entities subject to sanctions, including cyber attacks) are impossible to predict. These and any related events could significantly impact the Fund’s performance and the value of an investment in the Fund. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List until further notice in light of sanctions imposed on Russia by the U.S., European Union and other countries in response to Russia’s invasion of Ukraine. As a result, while existing gold bars refiners are considered acceptable, newly minted gold bars produced by such refiners are effectively banned from trading in the loco London market. Russia is a significant producer of gold (estimates indicate Russia produces approximately 330 tonnes of gold per year, accounting for around 9% of global production); however, per the LBMA, as of the end of June 2023, the amount of gold held in London vaults was 8,865 tonnes (a 0.4% decrease on previous month), valued at $545.0 billion, which equates to approximately 709,200 gold bars. Accordingly, as of the date of this report, the Fund does not expect that the suspension of Russian refiners to have a material impact on the supply of LBMA Good Delivery gold available to the Fund and other market participants. Any potential escalation of the conflict could negatively impact the Fund. In addition, similar events in the future, particularly where unanticipated by markets, could cause volatility in precious metals markets and the price of gold and may have a negative impact on the Fund’s performance and the value of an investment in the Shares. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, US regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and EU regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the gold market. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility. As of the date of this report, the impact of the conflict in Ukraine, including the regulatory responses to such conflict, have not materially affected the operations of the Fund and have not materially impacted the price of gold or the share price of the Fund.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded as of the date of this amended filing on Form 10-Q/A that the disclosure controls and procedures of the Trust operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund disclosure controls and procedures, and have concluded as of the date of this amended filing on Form 10-Q/A that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

The disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, on behalf of the Fund, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate, to allow timely decisions regarding required disclosure. It is important to note that no set of controls, no matter how reasonably designed, can detect every error.

Internal Control over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and/or the Fund’s internal control over financial reporting.

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