Form 10-Q/A
period 2023-09-30
Franklin Templeton Holdings Trust
filed 2024-06-07
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
September 30
, 2023
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
quarter
ended
September 30, 2023
(“Form 10-Q/A”), as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on
November 09, 2023
(Accession Number
0001193125-23-274383
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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This interim report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forwardlooking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for bitcoin and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forwardlooking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the JOBS Act. For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund’s periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board. Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•	the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•	the last day of the fiscal year following the fifth anniversary of the completion of this offering;

•	the date on which the Trust has, during the previous three-year period, issued more than $1 billion in nonconvertible debt; or

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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page
Combined Statement of Assets and Liabilities at September 30, 2023 (Unaudited) and March 31, 2023 for Franklin Templeton Holdings Trust	6
Combined Schedule of Investments at September 30, 2023 (Unaudited) and March 31, 2023 for Franklin Templeton Holdings Trust	7
Combined Statement of Operations (Unaudited) for the three and six months ended September 30, 2023 and the three months ended September 30, 2022 and the period from May 24, 2022 (Date of Inception) to September 30, 2022 (Unaudited) for Franklin Templeton Holdings Trust	8
Combined Statement of Cash Flows (Unaudited) for the six months ended September 30, 2023 and the period from May 24, 2022 (Date of Inception) to September 30, 2022 (Unaudited) for Franklin Templeton Holdings Trust	9
Combined Statement of Changes in Net Assets (Unaudited) for the three and six months period ended September 30, 2023 and the three months ended September 30, 2022 and the period from May 24, 2022 (Date of Inception) to September 30, 2022 (Unaudited) for Franklin Templeton Holdings Trust	10
Notes to Financial Statements (Unaudited) for Franklin Templeton Holdings Trust	11

Statements of Assets and Liabilities at September 30, 2023 (Unaudited) and March 31, 2023	16
Schedules of Investments at September 30, 2023 (Unaudited) and March 31, 2023	17
Statements of Operations (Unaudited) for the three and six months ended September 30, 2023 and the three months ended September 30, 2022 and the period from May 24, 2022 (Date of Inception) to September 30, 2022 (Unaudited)	18
Statements of Cash Flows (Unaudited) for the six months ended September 30, 2023 and the period from May 24, 2022 (Date of Inception) to September 30, 2022 (Unaudited)	19
Statements of Changes in Net Assets (Unaudited) for the three and six months period ended September 30, 2023 and the three months ended September 30, 2022 and the period from May 24, 2022 (Date of Inception) to September 30, 2022 (Unaudited)	20
Notes to Financial Statements (Unaudited)	21

5

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Assets and Liabilities (Unaudited)

	September 30, 2023	March 31, 2023
Assets
Investment in gold, at fair value (a)	$65,005,848	$113,871,350

Total assets	65,005,848	113,871,350

Liabilities
Spon sor ’s fee payable	8,175	13,337
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	8,175	13,337

Net assets	$64,997,673	$113,858,013

Shares issued and outstanding (b)	2,600,000	4,300,000
Net asset value per Share	$25.00	$26.48

(a)	Cost of investment in gold bullion: $63,094,843 at September 30, 2023 and $104,131,755 at March 31, 2023.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

6

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedule of Investments (Unaudited)

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

7

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

8

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Cash Flows (Unaudited)

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

9

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

10

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
The statement of assets and liabilities and schedule of investments at September 30, 2023 and the statements of operations, cash flows and changes in net assets for the period ended September 30, 2023, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended September 30, 2023 and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the financial statements included in the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2023.
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
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, of the Sponsor of the Trust all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made.
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

1
1

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

1

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

1

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

1

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	September 30, 2023	March 31, 2023
Assets
Investment in gold, at fair value (a)	$65,005,848	$113,871,350

Total assets	65,005,848	113,871,350

Liabilities
Spon sor ’s fee payable	8,175	13,337
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	8,175	13,337

Net assets	$64,997,673	$113,858,013

Shares issued and outstanding (b)	2,600,000	4,300,000
Net asset value per Share	$25.00	$26.48

(a)	Cost of investment in gold bullion: $63,094,843 at September 30, 2023 and $104,131,755 at March 31, 2023.
(b)	No par value, unlimited amount authorized.
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

2
0

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

2
1

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

2
2

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

2
3

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

2
4

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

2
5

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

31