Form 10-Q/A
period 2023-12-31
Franklin Templeton Holdings Trust
filed 2024-06-07
CIK 1858258

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
12b-2
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 2,100,000 outstanding shares as of February 5, 202
4.

Explanatory Note
The Registrant is filing this Amendment No. 1 (the “Amendment”) to its Form
10-Q
for the quarter ended
December 31
, 2023
(“Form
10-Q/A”),
as originally filed with the U.S. Securities and Exchange Commission (“SEC”) on
February 12, 2024
(Accession Number
0001193125-24-032036
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

1

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page

Combined Statement of Assets and Liabilities at December 31, 2023 (Unaudited) and March 31, 2023 for Franklin Templeton Holdings Trust	2

Combined Schedule of Investments at December 31, 2023 (Unaudited) and March 31, 2023 for Franklin Templeton Holdings Trust	3

Combined Statement of Operations (Unaudited) for the three and nine months ended December 31, 2023 and the three months ended December 31, 2022 and the period from May 24, 2022 (Date of Inception) to December 31, 2022 (Unaudited) for Franklin Templeton Holdings Trust	4

Combined Statement of Cash Flows (Unaudited) for the nine months ended December 31, 2023 and the period from May 24, 2022 (Date of Inception) to December 31, 2022 (Unaudited) for Franklin Templeton Holdings Trust	5

Combined Statement of Changes in Net Assets (Unaudited) for the three and nine months period ended December 31, 2023 and the three months ended December 31, 2022 and the period from May 24, 2022 (Date of Inception) to December 31, 2022 (Unaudited) for Franklin Templeton Holdings Trust	6

Notes to Financial Statements (Unaudited) for Franklin Templeton Holdings Trust	7

Statement of Assets and Liabilities at December 31, 2023 (Unaudited) and March 31, 2023 for Franklin Responsibly Sourced Gold ETF	12

Schedule of Investments at December 31, 2023 (Unaudited) and March 31, 2023 for Franklin Responsibly Sourced Gold ETF	13

Statement of Operations (Unaudited) for the three and nine months ended December 31, 2023 and the three months ended December 31, 2022 and the period from May 24, 2022 (Date of Inception) to December 31, 2022 (Unaudited) for Franklin Responsibly Sourced Gold ETF	14

Statement of Cash Flows (Unaudited) for the nine months ended December 31, 2023 and the period from May 24, 2022 (Date of Inception) to December 31, 2022 (Unaudited) for Franklin Responsibly Sourced Gold ETF	15

Statement of Changes in Net Assets (Unaudited) for the three and nine months period ended December 31, 2023 and the three months ended December 31, 2022 and the period from May 24, 2022 (Date of Inception) to December 31, 2022 (Unaudited) for Franklin Responsibly Sourced Gold ETF	16

Notes to Financial Statements (Unaudited) for Franklin Responsibly Sourced Gold ETF	17

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Assets and Liabilities (Unaudited)

	December 31, 2023	March 31, 2023
	(Unaudited)
Assets
Investment in gold, at fair value (a)	$57,869,843	$113,871,350

Total assets	57,869,843	113,871,350

Liabilities
Sponsor’s fee payable	7,654	13,337
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	7,654	13,337

Net assets	$57,862,189	$113,858,013

Shares issued and outstanding (b)	2,100,000	4,300,000
Net asset value per Share	$27.55	$26.48

(a)	Cost of investment in gold bullion: $50,942,301 at December 31, 2023 and $104,131,755 at March 31, 2023.
(b)	No par value, unlimited amount authorized.
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
The statement of assets and liabilities and schedule of investments at December 31, 2023 and the statements of operations, cash flows and changes in net assets for the period ended December 31, 2023, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately, (included below in a separate section of this report) and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position and results of operations for the period ended December 31, 2023 and for all interim periods presented have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the financial statements included in the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2023.
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
2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The financial statements are presented for the Trust, as the registrant, combined with the Fund, Financial statements for the Fund presented at the series-level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series and these notes to the financial statements relate to the Trust, as the registrant, combined with the Fund.
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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities

	December 31, 2023	March 31, 2023
	(Unaudited)
Assets
Investment in gold, at fair value (a)	$57,869,843	$113,871,350

Total assets	57,869,843	113,871,350

Liabilities
Sponsor’s fee payable	7,654	13,337
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	7,654	13,337

Net assets	$57,862,189	$113,858,013

Shares issued and outstanding (b)	2,100,000	4,300,000
Net asset value per Share	$27.55	$26.48

(a)	Cost of investment in gold bullion: $50,942,301 at December 31, 2023 and $104,131,755 at March 31, 2023.
(b)	No par value, unlimited amount authorized.
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
The Sponsor has analyzed applicable tax laws and regulations and their application to the Fund as of December 31, 2023 and does not believe that there are any uncertain tax positions that require recognition of a tax liabili
ty.
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