Form 10-K
period 2024-03-31
Franklin Templeton Holdings Trust
filed 2024-07-01
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
March 31, 2024
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
Yes
 ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”,
“non-accelerated
filer”, “smaller reporting company”, and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒	Smaller Reporting Company	☒

Emerging Growth Company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
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
of the Exchange Act). Yes ☐ No
☒
As of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates
of the registrant was $
64,997,673
, based upon the last reported sales price for such date on the NYSE Arca, Inc.
The registrant had
2,200,000
outstanding shares as of June 4, 2024.

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

“Trustee” — CSC Delaware Trust Company, a subsidiary of Corporation Service Company.

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”) of the Fund. BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”), if any. JPMorgan Chase Bank, N.A., London branch (“JPMorgan”), is the custodian (the “ Gold Custodian”) of the Trust’s gold bullion. CSC Delaware Trust Company, a subsidiary of Corporation Service Company, is the sole trustee of the Trust (the “Trustee”). Franklin Distributors LLC is the marketing agent of the Trust (the “Marketing Agent”).

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

The Trust

The Trust is organized as a Delaware statutory trust. CSC Delaware Trust Company, a subsidiary of Corporation Service Company, is the Trustee of the Trust.

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

The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares. The Fund’s website is https://www.franklintempleton.com/investments/options/exchange-traded-funds/products/31714/SINGLCLASS/franklin-responsibly-sourced-gold-etf/FGDL.

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

THE TRUSTEE

CSC Delaware Trust Company, a subsidiary of Corporation Service Company, serves as Trustee of the Trust. The Trustee’s principal offices are located at 251 Little Falls Drive, Wilmington, DE 19808. The structure of the Trust and the number and/or identity of the Trustee may be amended in the future via amendments to the Trust’s Certificate of Trust and the Declaration of Trust.

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

CREATION AND REDEMPTION OF SHARES BY AUTHORIZED PARTICIPANTS

The Fund creates and redeems Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 50,000 Shares). The creation and redemption of Creation Units is only made in exchange for the delivery to the Fund or the distribution by the Fund of the amount of gold bullion represented by the Creation Units being created or redeemed. The amount of gold bullion required to be delivered to the Fund in connection with any creation, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed as determined on the day the order to create or redeem Creation Units is properly received and accepted. The standard U.S. settlement cycle for most broker-dealer securities transactions is one business day, T+1 (the trade date plus one business day).

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

Creation and Redemption Transaction Fee

An Authorized Participant is required to pay a transaction fee of $500 per order to create or redeem Creation Units. An order may include multiple Creation Units. The transaction fee may be changed from time to time at the sole discretion of the Sponsor and upon written notice to the Authorized Participant, which notice may be provided by disclosure in the Fund’s prospectus. In addition, the Sponsor may waive the transaction fee on the creation or redemption of Creation Units for one or more Authorized Participants from time to time in its sole discretion. For example, the Sponsor may determine to waive the transaction fees for the Fund when the Sponsor believes that such waiver is in the best interest of the Fund. When determining whether to waive transaction fees, the Sponsor may consider a number of factors including, but not limited to, whether waiving the fee will improve the quality of the secondary trading market for the Shares. The Sponsor will notify Authorized Participants of any change in this plan.

Item 1A. Risk Factors

An investment in the Fund is subject to market risk with respect to the gold markets.

Market risk refers to the risk that the market price of gold bullion held by the Trust may go up and down, sometimes rapidly or unpredictably. The market price of the gold bullion has been historically unpredictable.

Because the Shares are designed to reflect the price of the gold after taking into account the Fund’s expenses, the market price of the Shares will be unpredictable, like the price of gold has historically been. This creates the potential for losses on your investment in the Shares, regardless of whether you hold Shares for a short-, mid- or long-term period. The value of Shares depends on the price of gold, and it is subject to fluctuations similar to those affecting gold prices. This exposes your investment in Shares to potential losses if you need to sell your Shares at a time when the price of gold is lower than it was when you made your investment in Shares. Even if you are able to hold Shares for the mid- or long-term, you may never realize a profit, because gold markets have historically experienced extended periods of flat or declining prices. The following specific factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares as discussed further below, including: (i) large scale sales of gold, including those by the official sector (governments, central banks and related institutions), which own a significant portion of the aggregate world gold holdings. If one or more of these institutions decide to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected; (ii) a significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, which would adversely affect the price of the Shares; (iii) a significant change in the outlook of speculators and investors towards gold. Should the speculative community take a negative view towards gold, a decline in world gold prices could occur, negatively impacting the price of the Shares; (iv) global gold supply and demand, which is influenced by such factors as the use of gold in the fabrication of jewelry, as well as technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia; (v) global or regional political, economic or financial crises, events and situations, especially those unexpected in nature; (vi) expectations with respect to the rate of inflation, including actual or perceived changes to expectations; (vii) interest rates; (viii) investment and trading activities of hedge funds and commodity funds; (viv) other economic variables such as income growth, economic output and monetary policies; and (x) investor confidence.

In addition, certain events may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses to the extent the causes for the temporary increase disappear. War may cause severe disruptions in global gold markets, supply chains or trade. For example, Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, U.S. regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and European Union regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. Although there was an initial increase in gold prices in late February, which may have been related to the invasion and related events, there has not been a subsequent material impact on gold prices or volatility, the Fund’s performance or the NAV. In the event the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management Strategy and Governance Overview

The Trust and the Fund do not have any officers, directors or employees. The Sponsor is responsible for the oversight and overall management of the Trust and the Fund. The Sponsor is a wholly owned subsidiary of Franklin Resources, Inc. (“FRI”). FRI maintains global, firm-wide policies and procedures governing matters relating to crisis management, corporate continuity, business continuity planning and disaster recovery, enterprise business resilience, and corresponding risk mitigation processes and systems in these areas (collectively referred to as the “Global Corporate Continuity Program”).

The Global Corporate Continuity Program is generally overseen by the Business Recovery Governance Committee (“BRGC”). BRGC has developed certain policies and principles in implementing the program. The executive officers of the Sponsor perform certain functions with respect to the Trust and the Fund that, if the Trust or the Fund had directors or executive officers, would typically be performed by them, including receiving reports regarding the Global Corporate Continuity Program. In line with the Global Corporate Continuity Program, the Sponsor or its delegate: (1) regularly conducts a business impact analysis; (2) develops, exercises and maintains a viable and actionable Business Continuity Plan specifically tailored to the Sponsor in light of the nature and scope of its business; and (3) completes annual testing of the Business Continuity Plan. Material exceptions to this policy and risk events and related mitigation/corrective measures are reported to the Sponsor’s Governance Oversight Committee. As appropriate, the Sponsor or its delegate will coordinate with FRI’s relevant risk management and disaster recovery-related committees to review risk monitoring and mitigation strategies as contemplated under the Global Corporate Continuity Program at least annually, and more often if there are significant internal or external changes affecting these risks as pertains to the Sponsor’s business and its Business Continuity Plan.

FRI has adopted the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework as its security outline. The program is reviewed annually. Using the NIST framework as a guide, FRI’s cybersecurity program is organized around the following program domains:

•	Identify critical assets, data, systems and capabilities, cybersecurity strategy and governing elements, threats and cybersecurity risks

•	Protect assets (data, systems, networks, personnel, etc.) from external or internal malicious actors and failed practices

•

Detect anomalies and security events through environments monitoring, analysis, remediation, and reporting. Engage outside vendors to periodically test the network infrastructure and software applications against known vulnerabilities and to ensure the use of a best practice security program

•	Respond to incidents regardless of source or causality

•	Recover through planning, improvements and communications (external and internal)

•	Conduct after-action evaluation to identify what went well, what did not go well and improve FRI’s systems after an issue

FRI employs third-party firms to assess its cybersecurity posture, conduct penetration testing, and forensic analysis. FRI maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact FRI’s business in the event of a cybersecurity incident affecting those third-party systems. Third-party risks are included within FRI’s NIST framework, and risk identification and mitigation are supported by FRI’s Global Corporate Continuity Program. FRI also performs diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

Assessment of Cybersecurity Risks

As of March 31, 2024, cybersecurity risks have not materially affected the Trust or the Fund’s ability to achieve its investment objective, results of operations or financial condition. However, future incidents could have a material impact on our ability to achieve the investment objective, results of operations, or financial condition.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of June 28, 2024, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Franklin Responsibly Sourced Gold ETF Shares are listed on the NYSE Arca under the symbol “FGDL” and have been listed since June 30, 2022.

(b)	Not applicable.

(c)

The Trust does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 0 Creation Units (comprising 0 Shares) during the quarter ended March 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the Trust and the Fund, included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s and the Fund’s operations, the Sponsors’ plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust and the Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K; Part I, Item 1A. Risk Factors of this Form 10-K, and other parts of this Form 10-K. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. Earlier in this report under the heading “Valuation of Gold and Computation of Net Asset Value” we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of the accounting policies followed by the Fund and the Trust.

The gold bullion held on behalf of the Fund at the vaults of the Custodian is audited each year generally coinciding with the Fund’s financial year end at March 31. On April 2, 2024, Bureau Veritas Commodities UK LTD concluded the audit inspection procedures with respect to the Fund’s gold bullion held by the Custodian. The audit findings did not identify non-conformities.

Results of Operations

At March 31, 2024, the Custodian held 28,048.958 ounces of gold on behalf of the Fund in its vault, with a market value of $62,110,210 (cost: $50,923,216) based on the LBMA Gold Price PM at period end.

For the Three Months Ended March 31, 2024

For the three months ended March 31, 2024, no Shares were issued and no Shares were redeemed. The Fund’s NAV per Share began the period at $27.55 and ended the period at $29.57. The increase in NAV per Share was due to a higher price of gold of $2,214.35 at period end, which represented a increase of 7.37% from $2,062.40 at December 31, 2023.

The change in net assets from operations for the three months ended March 31, 2024 was $4,240,442, which was due to (i) payment of the Sponsor Fee of $(21,667), (ii) net realized gain from gold sold to pay expenses of $2,657 and (iii) a net change in unrealized appreciation on investment in gold of $4,259,452. Other than the Sponsor Fee the Fund had no expenses during the three months ended March 31, 2024.

For the Three Months Ended March 31, 2023

For the three months ended March 31, 2023, 4,300,000 Shares were issued in exchange for 57,519.498 ounces of gold. The Fund’s NAV per Share began the period at $25.00 and ended the period at $26.48. The increase in NAV per Share was due to a higher price of gold of $1,979.70 at period end, which represented a increase of 9.23% from $1,812.35 at December 31, 2022.

The change in net assets from operations for the three months ended March 31, 2023 was $9,685,812, which was due to (i) payment of the Sponsor Fee of $(53,931), (ii) net realized gain from gold distributed for the redemption of shares and sold to pay expenses of $148 and (iii) a net change in unrealized appreciation on investment in gold of $9,739,595. Other than the Sponsor Fee the Fund had no expenses during the three months ended March 31, 2023.

For the Year Ended March 31, 2024

For the year ended March 31, 2024, 100,000 Shares were issued in exchange for 1,337.286 ounces of gold and (2,300,000) Shares were redeemed in exchange for (30,748.616) ounces of gold. The Fund’s NAV per Share began the period at $26.48 and ended the period at $29.57. The increase in NAV per Share was due to a lower price of gold of $2,214.35 at year end, which represented an increase of 11.85% from $1,979.70 at March 31, 2023.

The change in net assets from operations for the year ended March 31, 2024 was $6,125,465, which was due to (i) payment of the Sponsor Fee of $(111,126), (ii) net realized gain from gold distributed for the redemption of shares and sold to pay expenses of $4,789,192 and (iii) a net change in unrealized appreciation on investment in gold of $1,447,399. Other than the Sponsor Fee the Fund had no expenses during the year ended March 31, 2024.

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

The change in net assets from operations for the period ended March 31, 2023 was $9,685,812, which was due to (i) payment of the Sponsor Fee of $(53,931), (ii) net realized gain from gold sold to pay expenses of $148 and (iii) a net change in unrealized appreciation on investment in gold of $9,739,595. Other than the Sponsor Fee the Fund had no expenses during the period ended March 31, 2023.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At March 31, 2024, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At March 31, 2024 and 2023, the Trust and the Fund do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from April 1, 2023 to March 31, 2024.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
April 1, 2023 to March 31, 2024	1,987.02	2,214.35	March 28, 2024	1,818.95	October 4, 2023	2,214.35	March 28, 2024

(1)	The end of period gold price is the LBMA Gold Price PM on the last business day of the period.

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

Item 8. Financial Statements and Supplementary Data

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended June 30, September 30, December 31, 2023 and the three-month period and year ended March 31, 2024:

	Three Months Ended (unaudited)
	June 30, 2023	September 30, 2023	December 31, 2023	March 31, 2024	Year ended March 31, 2024
Net investment income (loss)	$(38,582)	$(26,489)	$(24,388)	$(21,667)	$(111,126)
Net realized and change in unrealized gain (loss)	(3,276,641)	(1,302,690)	6,553,813	4,262,109	6,236,591
Net income (loss)	(3,315,223)	(1,329,179)	6,529,425	4,240,442	6,125,465
Net increase (decrease) in net asset value per share	(0.85)	(0.49)	2.67	0.87	2.20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in accountants and no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the fiscal year ended March 31, 2024.

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
Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule
13a-15(e)
as of March 31, 2024 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.
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
Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule
13a-15(e)
as of March 31, 2024 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.
There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.
Change in Internal Control Over Financial Reporting
There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Fund’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules
13a-15(f)
and
15d-15(f).
The Trust’s and the Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s and the Fund’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s and the Fund’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s and the Fund’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Principal Executive Officer and the Principal Financial Officer of the Sponsor assessed the effectiveness of the Trust’s and the Fund’s internal control over financial reporting as of March 31, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s and the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that the Trust and the Fund maintained effective internal control over financial reporting as of March 31, 2024.
This Annual Report does not include an attestation report of the registrant’s registered public accounting firm due to an exemption established by rules of the SEC.
Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.
Item 9B. Other Information
(a) Not applicable.
(b) No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule
10b5-1
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933) for the three-month period ended March 31, 2024.

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

(a) Not applicable.

(b) Not applicable.

Item 13. Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”), as paid by the Sponsor from the Sponsor fee, for the year ended March 31, 2024 and 2023, were:

	2024	2023*
Audit fees	$85,000	$105,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$85,000	$105,000

*	For the period from May 24, 2022 (Date of Inception) to March 31, 2023.

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to PwC for professional services for the audit of the Trust’s and the Fund’s financial statements included in the Form 10-K and review of financial statements included in the Forms 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s and the Fund’s financial statements.

PART IV

Item 15. Exhibits and Financial Statements Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Declaration of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

3.2	Certificate of Trust is incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

3.3	Amendment to Certificate of Trust is incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

5.1	Opinion of Stradley, Ronon, Stevens & Young as to legality is incorporated by reference to Exhibit 5.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

8.1	Opinion of Stradley, Ronon, Stevens & Young as to tax matters is incorporated by reference to Exhibit 8.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

10.1	Trust Allocated Gold Account Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

10.2	Trust Unallocated Gold Account Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

10.3	Custody Agreement (Cash) with The Bank of New York Mellon is incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.4	License Agreement with The Bank of New York Mellon is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.5	Transfer Agency Agreement with The Bank of New York Mellon is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.6	Fund Administration and Accounting Agreement with The Bank of New York Mellon is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.7	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.8	Sponsor Agreement is incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

24.1	Powers of Attorney are incorporated by reference to Exhibit 24.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recovery Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm for Franklin Templeton Holdings Trust (Auditor PCAOB #238)	F-2
Combined Statement of Assets and Liabilities at March 31, 2023 and March 31, 2024 for Franklin Templeton Holdings Trust	F-3
Combined Schedule of Investments at March 31, 2023 and March 31, 2024 for Franklin Templeton Holdings Trust	F-4
Combined Statement of Operations for the period from May 24, 2022 (Date of Inception) to March 31, 2023 and year ended March 31, 2024 for Franklin Templeton Holdings Trust	F-5
Combined Statement of Cash Flows for the period from May 24, 2022 (Date of Inception) to March 31, 2023 and year ended March 31, 2024 for Franklin Templeton Holdings Trust	F-6
Combined Statement of Changes in Net Assets for the period from May 24, 2022 (Date of Inception) to March 31, 2023 and year ended March 31, 2024 for Franklin Templeton Holdings Trust	F-7
Combined Notes to Financial Statements for Franklin Templeton Holdings Trust	F-8
Report of Independent Registered Public Accounting Firm for Franklin Responsibly Sourced Gold ETF (Auditor PCAOB #238)	F-14
Statement of Assets and Liabilities at March 31, 2023 and March 31, 2024 for Franklin Responsibly Sourced Gold ETF	F-15
Schedule of Investments at March 31, 2023 and March 31, 2024 for Franklin Responsibly Sourced Gold ETF	F-16
Statement of Operations for the period from May 24, 2022 (Date of Inception) to March 31, 2023 and year ended March 31, 2024 for Franklin Responsibly Sourced Gold ETF	F-17
Statement of Cash Flows for the period from May 24, 2022 (Date of Inception) to March 31, 2023 and year ended March 31, 2024 for Franklin Responsibly Sourced Gold ETF	F-18
Statement of Changes in Net Assets for the period from May 24, 2022 (Date of Inception) to March 31, 2023 and year ended March 31, 2024 for Franklin Responsibly Sourced Gold ETF	F-19
Notes to Financial Statements for Franklin Responsibly Sourced Gold ETF	F-20

Report of Independent Registered Public Accounting Firm
To the Sponsor of Franklin Templeton Holdings Trust and Shareholders of Franklin Responsibly Sourced Gold ETF
Opinion on the Financial Statements
We have audited the accompanying combined statement of assets and liabilities, including the combined schedule of investments, of Franklin Templeton Holdings Trust (the “Trust”) as of March 31, 2024 and March 31, 2023, and the related combined statements of operations, of cash flows and of changes in net assets for the year ended March 31, 2024 and for the period from May 24, 2022 (date of inception) to March 31, 2023, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2024 and March 31, 2023, and the results of its operations, its cash flows and changes in its net assets for the year ended March 31, 2024 and for the period from May 24, 2022 (date of inception) to March 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These combined financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Sponsor’s management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of gold bullion owned as of March 31, 2024 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
San Francisco, California
June 28, 2024
We have served as the auditor of one or more investment companies in Franklin Templeton Group of Funds since 1948.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Assets and Liabilities

	March 31, 2024	March 31, 2023
Assets
Investment in gold, at fair value (a)	$62,110,210	$113,871,350

Total assets	62,110,210	113,871,350

Liabilities
Sponsor’s fee payable	7,579	13,337
Commitments and contingent liabilities (Note 7)	–	–

Total liabilities	7,579	13,337

Net assets	$62,102,631	$113,858,013

Shares issued and outstanding (b)	2,100,000	4,300,000
Net asset value per Share	$29.57	$26.48

(a)	Cost of investment in gold bullion: $50,923,216 at March 31, 2024 and $104,131,755 at March 31, 2023.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedule of Investments

March 31, 2024
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	28,048.958	$50,923,216	$62,110,210	100.01%

Total investments	28,048.958	$50,923,216	$62,110,210	100.01%
Liabilities in excess of other assets			(7,579)	(0.01)%

Net assets			$62,102,631	100.00%

March 31, 2023
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	57,519.498	$104,131,755	$113,871,350	100.01%

Total investments	57,519.498	$104,131,755	$113,871,350	100.01%
Liabilities in excess of other assets			(13,337)	(0.01)%

Net assets			$113,858,013	100.00%

See accompanying notes to the financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Operations

	For the Year Ended March 31, 2024	For the period from May 24, 2022 (Date of inception) to March 31, 2023
Expenses
Sponsor’s fee	$111,126	$53,931

Total expenses	111,126	53,931

Net investment loss	(111,126)	(53,931)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,789,192	148
Net change in unrealized appreciation (depreciation) on investment in gold	1,447,399	9,739,595

Net realized and change in unrealized gain (loss) on investment in gold	6,236,591	9,739,743

Net increase (decrease) in net assets resulting from operations	6,125,465	9,685,812

Net increase (decrease) in net assets per Share (a)	$2.20	$5.47

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
See accompanying notes to the financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Cash Flows

	For the Year Ended March 31, 2024	For the period from May 24, 2022 (Date of inception) to March 31, 2023
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$116,884	$40,594
Expenses - Sponsor’s fee paid	(116,884)	(40,594)

Net cash provided by (used in) operating activities	–	–

Increase (decrease) in cash	–	–
Cash, beginning of period	–	–

Cash, end of year	$–	$–

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,125,465	$9,685,812
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	116,884	40,594
Net realized gain (loss)	(4,789,192)	(148)
Net change in unrealized appreciation (depreciation)	(1,447,399)	(9,739,595)
Change in operating assets and liabilities:
Sponsor’s fees payable	(5,758)	13,337

Net cash provided by (used in) operating activities	$–	$–

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,695,902	$104,172,201
Gold bullion distributed for Shares redeemed	$(60,576,749)	$–
See accompanying notes to the financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Changes in Net Assets

	For the Year Ended March 31, 2024	For the period from May 24, 2022 (Date of inception) to March 31, 2023
Net assets, beginning of period	$113,858,013	$–
Net investment loss	(111,126)	(53,931)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,789,192	148
Net change in unrealized appreciation (depreciation) on investment in gold	1,447,399	9,739,595

Net decrease in net assets resulting from operations	6,125,465	9,685,812

Capital Share Transactions:
Contributions for Shares issued	2,695,902	104,172,201
Distributions for Shares redeemed	(60,576,749)	–

Net increase (decrease) in net assets from capital share transactions	(57,880,847)	104,172,201

Net assets, end of period	$62,102,631	$113,858,013

See accompanying notes to the financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Notes to Financial Statements
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
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash, if any. JPMorgan Chase Bank, N.A., London branch (“JPMorgan”), is the custodian (the “Custodian”) of the Fund’s gold bullion. CSC Delaware Trust Company, a subsidiary of Corporation Service Company, is the Trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Trust (the “Marketing Agent”).

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
The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”) and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.

On May 24, 2022, the initial Authorized Participant, JP Morgan Securities LLC (the “Initial AP”), purchased
100,000
Shares at a
per-Share
price of $

(the “Seed Creation Units”). Total proceeds to the Fund from the sale of the Seed Creation Units were
1,338.976
ounces of gold. The value of gold deposited with the Fund was $
2,500,000
based on the LBMA Gold Price PM on May 24, 2022 of $
1,867.10
per ounce of gold. Delivery of the Seed Creation Units was made on May 26, 2022.
The statement of assets and liabilities and schedule of investments at March 31, 2024 and the statement of operations, cash flows and changes in net assets for the year ended March 31, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are audited.
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
2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series-level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to both the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.
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
At March 31, 2024, the value of the gold bullion held by the Fund is categorized as Level 1.
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

The Fund’s only ordinary recurring expense is the Sponsor’s fee of
0.15
% of the NAV of the Fund (“Sponsor fee”). The Sponsor fee is calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and is payable by the Fund monthly in arrears. The Fund’s expenses will reduce the NAV of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $
500,000
per annum in legal fees and expenses and applicable license fees.
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
The standard U.S. settlement cycle for most broker-dealer securities transactions is one
business day (
T+1
). Authorized Participants are the only persons that may place orders to create and redeem Creation Units. All gold bullion must be delivered by Authorized Participants to the Fund and distributed by the Fund in unallocated form through credits and debits between Authorized Participants’ unallocated accounts and the Fund Unallocated Account. All gold bullion must be of at least a minimum fineness (or purity) of
995 parts per 1,000 (99.5%)
and otherwise conform to the rules, regulations, practices and customs of the LBMA, including the specifications for a London Good Delivery Bar. The Transfer Agent receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Creation Units in the amount of $
500
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
Changes in the Shares for the quarter from January 1, 2024 to March 31, 2024 are as follows:

	Shares	Amount
Balance at January 1, 2024	2,100,000	$46,291,354
Creation of Shares	—	—
Redemption of Shares	—	—

Balance at March 31, 2024	2,100,000	$46,291,354

Changes in the Shares for the quarter from January 1, 2023 to March 31, 2023 are as follows:

	Shares	Amount
Balance at January 1, 2023	1,850,000	$43,830,012
Creation of Shares	2,450,000	60,342,189
Redemption of Shares	—	—

Balance at March 31, 2023	4,300,000	$104,172,201

Changes in the Shares for the year from April 1, 2023 to March 31, 2024 are as follows:

	Shares	Amount
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(2,300,000)	(60,576,749)

Balance at March 31, 2024	2,100,000	$46,291,354

Changes in the Shares for the period from May 24, 2022 (Date of inception) to March 31, 2023 are as follows:

	Shares	Amount
Balance at May 24, 2022 *	—	$—
Creation of Shares **	4,300,000	104,172,201
Redemption of Shares	—	—

Balance at March 31, 2023	4,300,000	$104,172,201

*	The date represents the Initial Seed Creation.
**	Includes initial seed creation of 100,000 shares for an amount of $ 2,500,000 .
2.6. Organizational and Offering Costs
The Trust’s and the Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.
2.7. Income Taxes
The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2024 and does not
believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter January 1, 2024 to March 31, 2024:

	Amount in ounces	Amount in US$
Balance at January 1, 2024	28,059.466	$57,869,843
Gold received for the creation of Shares	—	—
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(10.508)	(21,742)
Net realized gain (loss) from gold transferred to pay expenses	—	2,657
Net change in unrealized appreciation (depreciation) on investment in gold	—	4,259,452

Balance at March 31, 2024	28,048.958	$62,110,210

The following represents the changes in ounces of gold held and the respective fair value during the quarter January 1, 2023 to March 31, 2023:

	Amount in ounces	Amount in US$
Balance at January 1, 2023	24,755.911	$44,866,375
Gold received for the creation of Shares	32,773.546	60,342,189
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(9.959)	(18,550)
Net realized gain (loss) from gold transferred to pay expenses	—	805
Net change in unrealized appreciation (depreciation) on investment in gold	—	8,680,531

Balance at March 31, 2023	57,519.498	$113,871,350

The following represents the changes in ounces of gold held and the respective fair value during the year from April 1, 2023 to March 31, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(30,748.616)	(60,576,749)
Principal on gold sales to pay expenses	(59.210)	(116,884)
Net realized gain (loss) from gold transferred to pay expenses	—	4,789,192
Net change in unrealized appreciation (depreciation) on investment in gold	—	1,447,399

Balance at March 31, 2024	28,048.958	$62,110,210

The following represents the changes in ounces of gold held and the respective fair value during the period from May 24, 2022 (Date of inception) to March 31, 2023:

	Amount in ounces	Amount in US$
Balance at May 24, 2022 *	—	$—
Gold received for the creation of Shares **	57,542.226	104,172,201
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(22.728)	(40,594)
Net realized gain (loss) from gold transferred to pay expenses	—	148
Net change in unrealized appreciation (depreciation) on investment in gold	—	9,739,595

Balance at March 31, 2023	57,519.498	$113,871,350

*	The date represents the Initial Seed Creation.
**	Includes gold received towards initial seed creation of 1,338.976 ounces for an amount of $ 2,500,000 .
4. RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2024, no
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
non-routine
expenses.
5. CONCENTRATION OF RISK
The Fund’s sole business activity is the investment in gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries, and new production projects; (ii) investors’ expectations regarding future inflation rates; (iii) currency exchange rate volatility; (iv) interest rate volatility; and (v) political, economic, global or regional incidents. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the shares to decline proportionately. Each of these events could have a material effect on the Trust’s and the Fund’s financial position and results of operations.
6. FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2024	For the period from May 24, 2022 (Date of inception) to March 31, 2023
Net asset value per Share, beginning of year	$26.48	$25.00 (a)

Net investment loss (b)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	3.13	1.51

Net change in net assets from operations	3.09	1.48

Net asset value per Share, end of year	$29.57	$26.48

Total return, at net asset value (c)	11.67%	5.92%
Ratio to average net assets (d)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

(a)	The amount represents the Initial Seed Creation.
(b)	Calculated using average Shares outstanding.
(c)	Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(d)	Annualized.
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

Report of Independent Registered Public Accounting Firm
To the Sponsor of Franklin Templeton Holdings Trust and Shareholders of Franklin Responsibly Sourced Gold ETF
Opinion on the Financial Statements
We have audited the accompanying statement of assets and liabilities, including the schedule of investments, of Franklin Responsibly Sourced Gold ETF (the “Fund”) as of March 31, 2024 and March 31, 2023, and the related statements of operations, of cash flows and of changes in net assets for the year ended March 31, 2024 and for the period from May 24, 2022 (date of inception) to March 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2024 and March 31, 2023, and the results of its operations, its cash flows and changes in its net assets for the year ended March 31, 2024 and for the period from May 24, 2022 (date of inception) to March 31, 2023 in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Sponsor’s management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of gold bullion owned as of March 31, 2024 by correspondence with the custodian. We believe that our audits provide a reasonable basis for our opinion.
/s/PricewaterhouseCoopers LLP
San Francisco, California
June 28, 2024
We have served as the auditor of one or more investment companies in Franklin Templeton Group of Funds since 1948.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Assets and Liabilities

	March 31, 2024	March 31, 2023
Assets
Investment in gold, at fair value (a)	$62,110,210	$113,871,350

Total assets	62,110,210	113,871,350

Liabilities
Sponsor ’s fee payable	7,579	13,337
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	7,579	13,337

Net assets	$62,102,631	$113,858,013

Shares issued and outstanding (b)	2,100,000	4,300,000
Net asset value per Share	$29.57	$26.48

(a)	Cost of investment in gold bullion: $50,923,216 at March 31, 2024 and $104,131,755 at March 31, 2023.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedule of Investments
March 31, 2024

	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	28,048.958	$50,923,216	$62,110,210	100.01%

Total investments	28,048.958	$50,923,216	$62,110,210	100.01%
Liabilities in excess of other assets			(7,579)	(0.01)%

Net assets			$62,102,631	100.00%

March 31, 2023

	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	57,519.498	$104,131,755	$113,871,350	100.01%

Total investments	57,519.498	$104,131,755	$113,871,350	100.01%
Liabilities in excess of other assets			(13,337)	(0.01)%

Net assets			$113,858,013	100.00%

See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Operations

	For the Year Ended March 31, 2024	For the period from May 24, 2022 (Date of inception) to March 31, 2023
Expenses
Sponsor’s fee	$111,126	$53,931

Total expenses	111,126	53,931

Net investment loss	(111,126)	(53,931)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,789,192	148
Net change in unrealized appreciation (depreciation) on investment in gold	1,447,399	9,739,595

Net realized and change in unrealized gain (loss) on investment in gold	6,236,591	9,739,743

Net increase (decrease) in net assets resulting from operations	6,125,465	9,685,812

Net increase (decrease) in net assets per Share (a)	$2.20	$5.47

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Cash Flows

	For the Year Ended March 31, 2024	For the period from May 24, 2022 (Date of inception) to March 31, 2023
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$116,884	$40,594
Expenses - Sponsor’s fee paid	(116,884)	(40,594)

Net cash provided by (used in) operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of year	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$6,125,465	$9,685,812
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	116,884	40,594
Net realized gain (loss)	(4,789,192)	(148)
Net change in unrealized appreciation (depreciation)	(1,447,399)	(9,739,595)
Change in operating assets and liabilities:
Sponsor’s fees payable	(5,758)	13,337

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$2,695,902	$104,172,201
Gold bullion distributed for Shares redeemed	$(60,576,749)	$—
See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Changes in Net Assets

	For the Year Ended March 31, 2024	For the period from May 24, 2022 (Date of inception) to March 31, 2023
Net assets, beginning of period	$113,858,013	$—
Net investment loss	(111,126)	(53,931)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,789,192	148
Net change in unrealized appreciation (depreciation) on investment in gold	1,447,399	9,739,595

Net decrease in net assets resulting from operations	6,125,465	9,685,812

Capital Share Transactions:
Contributions for Shares issued	2,695,902	104,172,201
Distributions for Shares redeemed	(60,576,749)	—

Net increase (decrease) in net assets from capital share transactions	(57,880,847)	104,172,201

Net assets, end of period	$62,102,631	$113,858,013

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
BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash, if any. JPMorgan Chase Bank, N.A., London branch (“JPMorgan”), is the custodian (the “Custodian”) of the Fund’s gold bullion. CSC Delaware Trust Company, a subsidiary of Corporation Service Company, is the Trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Trust (the “Marketing Agent”).
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
The Trust is an “emerging growth company” as that term is used in the Securities Act of 1933, as amended (the “Securities Act”) and, as such, the Trust may elect to comply with certain reduced public company reporting requirements.
On May 24, 2022, the initial Authorized Participant, JP Morgan Securities LLC (the “Initial AP”), purchased 100,000 Shares at a per-Share
price of $25 (the “Seed Creation Units”). Total proceeds to the Fund from the sale of the Seed Creation Units were
1,338.976
ounces of gold. The value of gold deposited with the Fund was $2,500,000 based on the LBMA Gold Price PM on May 24, 2022 of $
1,867.10
per ounce of gold. Delivery of the Seed Creation Units was made on May 26, 2022.
The statement of assets and liabilities and schedule of investments at March 31, 2024 and the statement of operations, cash flows and changes in net assets for the year ended March 31, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are audited.
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

2.1. Basis of Presentation
The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.
The financial statements are presented for the Trust, as the registrant, combined with the Fund (in a separate section of this report) and for the Fund individually. For the periods presented, there were no balances or activity for the Trust except for the Fund’s operations, as its sole series. These notes to the financial statements relate to the Fund individually. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.
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
At March 31, 2024, the value of the gold bullion held by the Fund is categorized as Level 1.
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
2.5. Creations and redemptions of Shares
The Fund creates and redeems Shares from time to time, but only in one or more Creation Units (a Creation Unit equals a block of 50,000 Shares). The creation and redemption of Creation Units is only made in exchange for the delivery to the Fund or the distribution by the Fund of the amount of gold bullion represented by the Creation Units being created or redeemed. The amount of gold bullion required to be delivered to the Fund in connection with any creation, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed as determined on the day the order to create or redeem Creation Units is properly received and accepted. The standard U.S. settlement cycle for most broker-dealer securities transactions is one
business day (T+1). Authorized Participants are the only persons that may place orders to create and redeem Creation Units. All gold bullion must be delivered by Authorized Participants to the Fund and distributed by the Fund in unallocated form through credits and debits between Authorized Participants’ unallocated accounts and the Fund Unallocated Account. All gold bullion must be of at least a minimum fineness (or purity) of
995 parts per 1,000 (99.5%)
and otherwise conform to the rules, regulations, practices and customs of the LBMA, including the specifications for a London Good Delivery Bar. The Transfer Agent receives a transaction processing fee in connection with orders from Authorized Participants to create or redeem Creation Units in the amount of $

per order. These transaction processing fees are paid directly by the Authorized Participants and not by the Fund.

Prior to initiating any creation or redemption order, an Authorized Participant must have an existing unallocated account with a London Precious Metals Clearing Limited (“LPMCL”) clearing bank identified by the Authorized Participant to the Custodian and the Sponsor, or an agreement with the Custodian itself establishing an unallocated account in London. An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of gold bullion is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of gold bullion being deposited or withdrawn. The account holder is entitled to direct the bullion dealer to deliver an amount of physical gold bullion equal to the amount of gold bullion standing to the credit of the unallocated account ho lder.
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
Changes in the Shares for the quarter from January 1, 2024 to March 31, 2024 are as follows:

	Shares	Amount
Balance at January 1, 2024	2,100,000	$46,291,354
Creation of Shares	—	—
Redemption of Shares	—	—

Balance at March 31, 2024	2,100,000	$46,291,354

Changes in the Shares for the quarter from January 1, 2023 to March 31, 2023 are as follows:

	Shares	Amount
Balance at January 1, 2023	1,850,000	$43,830,012
Creation of Shares	2,450,000	60,342,189
Redemption of Shares	—	—

Balance at March 31, 2023	4,300,000	$104,172,201

Changes in the Shares for the year from April 1, 2023 to March 31, 2024 are as follows:

	Shares	Amount
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(2,300,000)	(60,576,749)

Balance at March 31, 2024	2,100,000	$46,291,354

Changes in the Shares for the period from May 24, 2022 (Date of inception) to March 31, 2023 are as follows:

	Shares	Amount
Balance at May 24, 2022 *	—	$—
Creation of Shares **	4,300,000	104,172,201
Redemption of Shares	—	—

Balance at March 31, 2023	4,300,000	$104,172,201

*	The date represents the Initial Seed Creation.
**	Includes initial seed creation of 100,000 shares for an amount of $ 2,500,000 .
2.6. Organizational and Offering Costs
The Fund’s organizational and offering costs are borne by the Sponsor and, as such, are the sole responsibility of the Sponsor. The Sponsor will not seek reimbursement or otherwise require the Fund, the Trust, the Trustee or any Shareholder to assume any liability, duty or obligation in connection with any such organizational and offering costs.
2.7. Income Taxes
The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Fund as of March 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter January 1, 2024 to March 31, 2024:

	Amount in ounces	Amount in US$
Balance at January 1, 2024	28,059.466	$57,869,843
Gold received for the creation of Shares	—	—
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(10.508)	(21,742)
Net realized gain (loss) from gold transferred to pay expenses	—	2,657
Net change in unrealized appreciation (depreciation) on investment in gold	—	4,259,452

Balance at March 31, 2024	28,048.958	$62,110,210

The following represents the changes in ounces of gold held and the respective fair value during the quarter January 1, 2023 to March 31, 2023:

	Amount in ounces	Amount in US$
Balance at January 1, 2023	24,755.911	$44,866,375
Gold received for the creation of Shares	32,773.546	60,342,189
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(9.959)	(18,550)
Net realized gain (loss) from gold transferred to pay expenses	—	805
Net change in unrealized appreciation (depreciation) on investment in gold	—	8,680,531

Balance at March 31, 2023	57,519.498	$113,871,350

The following represents the changes in ounces of gold held and the respective fair value during the year from April 1, 2023 to March 31, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(30,748.616)	(60,576,749)
Principal on gold sales to pay expenses	(59.210)	(116,884)
Net realized gain (loss) from gold transferred to pay expenses	—	4,789,192
Net change in unrealized appreciation (depreciation) on investment in gold	—	1,447,399

Balance at March 31, 2024	28,048.958	$62,110,210

The following represents the changes in ounces of gold held and the respective fair value during the period from May 24, 2022 (Date of inception) to March 31, 2023:

	Amount in ounces	Amount in US$
Balance at May 24, 2022 *	—	$—
Gold received for the creation of Shares **	57,542.226	104,172,201
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(22.728)	(40,594)
Net realized gain (loss) from gold transferred to pay expenses	—	148
Net change in unrealized appreciation (depreciation) on investment in gold	—	9,739,595

Balance at March 31, 2023	57,519.498	$113,871,350

*	The date represents the Initial Seed Creation.
**	Includes gold received towards initial seed creation of 1,338.976 ounces for an amount of $ 2,500,000 .
4. RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2024, no
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

6. FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2024	For the period from May 24, 2022 (Date of inception) to March 31, 2023
Net asset value per Share, beginning of year	$26.48	$25.00 (a)

Net investment loss (b)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	3.13	1.51

Net change in net assets from operations	3.09	1.48

Net asset value per Share, end of year	$29.57	$26.48

Total return, at net asset value (c)	11.67%	5.92%
Ratio to average net assets (d)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

(a)	The amount represents the Initial Seed Creation.
(b)	Calculated using average Shares outstanding.
(c)	Calculation based on the change in net asset value of a Share during the period. Total return for periods of less than a year are not annualized.
(d)	Annualized.
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

Date: June 28, 2024

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.