Form 10-Q
period 2024-06-30
Franklin Templeton Holdings Trust
filed 2024-08-14
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 2,300,000 outstanding shares as of
August
1
2, 2024.

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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements of the Trust and the Fund
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Assets and Liabilities

	June 30, 2024	March 31, 2024
	(Unaudited)
Assets
Investment in gold, at fair value (a)	$68,467,714	$62,110,210

Total assets	68,467,714	62,110,210

Liabilities
Sponsor’s fee payabl e	8,633	7,579
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	8,633	7,579

Net assets	$68,459,081	$62,102,631

Shares issued and outstanding (b)	2,200,000	2,100,000
Net asset value per Share	$31.12	$29.57

(a)	Cost of investment in gold bullion: $54,050,422 at June 30, 2024 and $50,923,216 at March 31, 2024.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedule of Investments

June 30, 2024 (Unaudited)
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	29,373.939	$54,050,422	$68,467,714	100.01%

Total investments	29,373.939	$54,050,422	$68,467,714	100.01%
Liabilities in excess of other assets			(8,633)	(0.01)%

Net assets			$68,459,081	100.00%

March 31, 2024
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	28,048.958	$50,923,216	$62,110,210	100.01%

Total investments	28,048.958	$50,923,216	$62,110,210	100.01%
Liabilities in excess of other assets			(7,579)	(0.01)%

Net assets			$62,102,631	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Operations (Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Expenses
Sponsor’s fee	$25,549	$38,582

Total expenses	25,549	38,582

Net investment loss	(25,549)	(38,582)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	5,214	1,741,468
Net change in unrealized appreciation (depreciation) on investment in gold	3,230,298	(5,018,109)

Net realized and change in unrealized gain (loss) on investment in gold	3,235,512	(3,276,641)

Net increase (decrease) in net assets resulting from operations	$3,209,963	$(3,315,223)

Net increase (decrease) in net assets per Share (a)(b)	$1.47	$(0.85)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$24,495	$39,640
Expenses—Sponsor’s fee paid	(24,495)	(39,640)

Net cash provided by (used in) operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,209,963	$(3,315,223)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	24,495	39,640
Net realized (gain) loss	(5,214)	(1,741,468)
Net change in unrealized (appreciation) depreciation	(3,230,298)	5,018,109
Change in operating assets and liabilities:
Sponsor’s fees payable	1,054	(1,058)

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$3,146,487	$2,695,902
Gold bullion distributed for Shares redeemed	$—	$(19,919,599)
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Net assets, beginning of period	$62,102,631	$113,858,013
Net investment loss	(25,549)	(38,582)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	5,214	1,741,468
Net change in unrealized appreciation (depreciation) on investment in gold	3,230,298	(5,018,109)

Net increase (decrease) in net assets resulting from operations	3,209,963	(3,315,223)

Capital Share Transactions:
Contributions for Shares issued	3,146,487	2,695,902
Distributions for Shares redeemed	—	(19,919,599)

Net increase (decrease) in net assets from capital share transactions	3,146,487	(17,223,697)

Net assets, end of period	$68,459,081	$93,319,093

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Notes to Financial Statements (Unaudited)
1. ORGANIZATION
The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Responsibly Sourced Gold ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than in connection with the organization and registration of the Fund’s shares. Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the Net Asset Value (“NAV”) of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.
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
The statement of assets and liabilities and schedule of investments at June 30, 2024 and the statements of operations, cash flows and changes in net assets for the quarter ended June 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the quarter ended June 30, 2024 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund’s financial statements included in the Annual Report on Form
10-K
for the fiscal year ended March 31, 2024.
The fiscal year of the Trust and the Fund is March 31st.
2. SIGNIFICANT ACCOUNTING POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States (“G
AA
P”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.
The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form
10-Q
and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management of the Sponsor of the Trust all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made.
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
At March 31, 2024 and June 30, 2024, the value of the gold bullion held by the Fund is categorized as Level 1.
2.3. Expenses, realized gains and losses
When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses in the statement of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the specific identification method.
The Fund’s only ordinary recurring expense is the Sponsor’s fee of 0.15%
of the NAV of the Fund (“Sponsor fee”). The Sponsor fee is calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and is payable by the Fund monthly in arrears. The Fund’s expenses will reduce the NAV of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $500,000 per annum in legal fees and expenses and applicable license fees.
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
basis to pay the Sponsor’s fee.
2.4. Gold Receivable and Payable
Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Fund’s account. Generally, ownership of the gold is transferred within one business day of the trade date.
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

Prior to initiating any creation or redemption order, an Authorized Participant must have an existing unallocated account with a London Precious Metals Clearing Limited (“LPMCL”) clearing bank identified by the Authorized Participant to the Custodian and the Sponsor, or an agreement with the Custodian itself establishing an unallocated account in London. An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of gold bullion is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of gold bullion being deposited or withdrawn. The account holder is entitled to direct the bullion dealer to deliver an amount of physical gold bullion equal to the amount of gold bullion standing to the credit of the unallocated account holder. Gold bullion held in an unallocated account is not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of gold bullion that the bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to
an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any gold bullion held in an unallocated account as belonging to the acco unt
holder rather than to the bullion dealer.
Changes in the Shares for the quarter from April 1, 2024 to June 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	100,000	3,146,487
Redemption of Shares	—	—

Balance at June 30, 2024	2,200,000	$49,437,841

^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
Changes in the Shares for the quarter from April 1, 2023 to June 30, 2023 are as follows:

	Shares	Amount^
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(750,000)	(19,919,599)

Balance at June 30, 2023	3,650,000	$86,948,504

^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
2.6. Income Taxes
The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2024 and June 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2024 to June 30, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	1,335.464	3,146,487
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(10.483)	(24,495)
Net realized gain (loss) from gold transferred to pay expenses	—	5,214
Net change in unrealized appreciation (depreciation) on investment in gold	—	3,230,298

Balance at June 30, 2024	29,373.939	$68,467,714

The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2023 to June 30, 2023:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(10,029.82)	(19,919,599)
Principal on gold sales to pay expenses	(19.87)	(39,640)
Net realized gain (loss) from gold transferred to pay expenses	—	1,741,468
Net change in unrealized appreciation (depreciation) on investment in gold	—	(5,018,109)

Balance at June 30, 2023	48,807.094	$93,331,372

4. RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2024, no shares of the Fund were held by any related party.
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
In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to
$500,000 per annum in legal fees and expenses and applicable license fees. The Sponsor bears expenses in connection with the issuance and distribution of the securities being registered. The Sponsor is not required to pay any extraordinary or non-routine
expenses.
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
6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Net asset value per Share, beginning of period	$29.57	$26.48

Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	1.56	(0.90)

Net change in net assets from operations (b)	1.55	(0.91)

Net asset value per Share, end of period	$31.12	$25.57

Total return, at net asset value (c)	5.24%	(3.44)%
Ratio to average net assets (d)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

(a)	Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Assets and Liabilities

	June 30, 2024	March 31, 2024
	(Unaudited)
Assets
Investment in gold, at fair value (a)	$68,467,714	$62,110,210

Total assets	68,467,714	62,110,210

Liabilities
Sponsor’s fee payabl e	8,633	7,579
Commitments and contingent liabilities (Note 7)	—	—

Total liabilities	8,633	7,579

Net assets	$68,459,081	$62,102,631

Shares issued and outstanding (b)	2,200,000	2,100,000
Net asset value per Share	$31.12	$29.57

(a)	Cost of investment in gold bullion: $54,050,422 at June 30, 2024 and $50,923,216 at March 31, 2024.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedule of Investments

June 30, 2024 (Unaudited)
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	29,373.939	$54,050,422	$68,467,714	100.01%

Total investments	29,373.939	$54,050,422	$68,467,714	100.01%
Liabilities in excess of other assets			(8,633)	(0.01)%

Net assets			$68,459,081	100.00%

March 31, 2024
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	28,048.958	$50,923,216	$62,110,210	100.01%

Total investments	28,048.958	$50,923,216	$62,110,210	100.01%
Liabilities in excess of other assets			(7,579)	(0.01)%

Net assets			$62,102,631	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Operations (Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Expenses
Sponsor’s fee	$25,549	$38,582

Total expenses	25,549	38,582

Net investment loss	(25,549)	(38,582)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	5,214	1,741,468
Net change in unrealized appreciation (depreciation) on investment in gold	3,230,298	(5,018,109)

Net realized and change in unrealized gain (loss) on investment in gold	3,235,512	(3,276,641)

Net increase (decrease) in net assets resulting from operations	$3,209,963	$(3,315,223)

Net increase (decrease) in net assets per Share (a)(b)	$1.47	$(0.85)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$24,495	$39,640
Expenses—Sponsor’s fee paid	(24,495)	(39,640)

Net cash provided by (used in) operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of year	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$3,209,963	$(3,315,223)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	24,495	39,640
Net realized gain (loss)	(5,214)	(1,741,468)
Net change in unrealized appreciation (depreciation)	(3,230,298)	5,018,109
Change in operating assets and liabilities:
Sponsor’s fees payable	1,054	(1,058)

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$3,146,487	$2,695,902
Gold bullion distributed for Shares redeemed	$—	$(19,919,599)
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Net assets, beginning of period	$62,102,631	$113,858,013
Net investment loss	(25,549)	(38,582)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	5,214	1,741,468
Net change in unrealized appreciation (depreciation) on investment in gold	3,230,298	(5,018,109)

Net increase (decrease) in net assets resulting from operations	3,209,963	(3,315,223)

Capital Share Transactions:
Contributions for Shares issued	3,146,487	2,695,902
Distributions for Shares redeemed	—	(19,919,599)

Net increase (decrease) in net assets from capital share transactions	3,146,487	(17,223,697)

Net assets, end of period	$68,459,081	$93,319,093

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to Financial Statements (Unaudited)
1. ORGANIZATION
The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Responsibly Sourced Gold ETF (the “Fund”). The accompanying financial statements relate to the one series that the Trust currently offers, the Franklin Responsibly Sourced Gold ETF (the “Fund”). The Trust had no operations prior to the commencement of operations of the Fund, other than matters relating to its organization and the registration of the Fund under the Securities Act of 1933, as amended (the “Securities Act”). Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the Net Asset Value (“NAV”) of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.
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
The statement of assets and liabilities and schedule of investments at June 30, 2024 and the statements of operations, cash flows and changes in net assets for the quarter ended June 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the quarter ended June 30, 2024 have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form
10-K
for the fiscal year ended March 31, 2024.
The fiscal year of the Trust and the Fund is March 31st.
2. SIGNIFICANT ACCOUNTING POLICIES
In preparing financial statements in conformity with accounting principles generally accepted in the United States (“G
AA
P”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amount of revenue and expenses reported during the period. Actual results could differ from these estimates.
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
At March 31, 2024 and at June 30, 2024, the value of the gold bullion held by the Fund is categorized as Level 1.
2.3. Expenses, realized gains and losses
When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses in the statement of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the specific identification method.
The Fund’s only ordinary recurring expense is the Sponsor’s fee of 0.15%
of the NAV of the Fund (“Sponsor fee”). The Sponsor fee is calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and is payable by the Fund monthly in arrears. The Fund’s expenses will reduce the NAV of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $500,000 per annum in legal fees and expenses and applicable license fees.
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
basis to pay the Sponsor’s fee.
2.4. Gold Receivable and Payable
Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Fund’s account. Generally, ownership of the gold is transferred within one business day of the trade date.
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

Prior to initiating any creation or redemption order, an Authorized Participant must have an existing unallocated account with a London Precious Metals Clearing Limited (“LPMCL”) clearing bank identified by the Authorized Participant to the Custodian and the Sponsor, or an agreement with the Custodian itself establishing an unallocated account in London. An unallocated account is an account with a bullion dealer, which may also be a bank, to which a fine weight amount of gold bullion is credited. Transfers to or from an unallocated account are made by crediting or debiting the number of ounces of gold bullion being deposited or withdrawn. The account holder is entitled to direct the bullion dealer to deliver an amount of physical gold bullion equal to the amount of gold bullion standing to the credit of the unallocated account holder. Gold bullion held in an unallocated account is not segregated from the Custodian’s assets. The account holder therefore has no ownership interest in any specific bars of gold bullion that the bullion dealer holds or owns. The account holder is an unsecured creditor of the bullion dealer, and credits to an unallocated account are at risk of the bullion dealer’s insolvency, in which event it may not be possible for a liquidator to identify any gold bullion held in an unallocated account as belonging to the acco
unt
holder rather than to the bullion dealer.
Changes in the Shares for the quarter from April 1, 2024 to June 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	100,000	3,146,487
Redemption of Shares	—	—

Balance at June 30, 2024	2,200,000	$49,437,841

^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
Changes in the Shares for the quarter from April 1, 2023 to June 30, 2023 are as follows:

	Shares	Amount^
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(750,000)	(19,919,599)

Balance at June 30, 2023	3,650,000	$86,948,504

^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
2.6. Income Taxes
The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Fund as of March 31, 2024 and June 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2024 to June 30, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	1,335.464	3,146,487
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(10.483)	(24,495)
Net realized gain (loss) from gold transferred to pay expenses	—	5,214
Net change in unrealized appreciation (depreciation) on investment in gold	—	3,230,298

Balance at June 30, 2024	29,373.939	$68,467,714

The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2023 to June 30, 2023:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(10,029.82)	(19,919,599)
Principal on gold sales to pay expenses	(19.87)	(39,640)
Net realized gain (loss) from gold transferred to pay expenses	—	1,741,468
Net change in unrealized appreciation (depreciation) on investment in gold	—	(5,018,109)

Balance at June 30, 2023	48,807.094	$93,331,372

4. RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2024, no shares of the Fund were held by any related party.
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
In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to

$500,000 per annum in legal fees and expenses and applicable license fees. The Sponsor bears expenses in connection with the issuance and distribution of the securities being registered. The Sponsor is not required to pay any extraordinary or non-routine
expenses.
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
6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023
Net asset value per Share, beginning of period	$29.57	$26.48

Net investment loss (a)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	1.56	(0.90)

Net change in net assets from operations (b)	1.55	(0.91)

Net asset value per Share, end of period	$31.12	$25.57

Total return, at net asset value (c)	5.24%	(3.44)%
Ratio to average net assets (d)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

(a)	Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

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

The gold bullion held on behalf of the Fund at the vaults of the Gold Custodian is audited each year generally coinciding with the Fund’s financial year end at March 31. On April 2, 2024, Bureau Veritas Commodities UK LTD concluded the audit inspection procedures with respect to the Fund’s gold bullion held by the Gold Custodian. The audit findings did not identify non-conformities.

Results of Operations

At June 30, 2024, the Custodian held 29,373.939 ounces of gold on behalf of the Fund in its vault, with a market value of $68,467,714 (cost: $54,050,422) based on the LBMA Gold Price PM at period end.

For the Three Months Ended June 30, 2024

For the three months ended June 30, 2024, 100,000 Shares were issued in exchange for 1,335.464 ounces of gold and no Shares were redeemed. The Fund’s NAV per Share began the period at $29.57 and ended the period at $31.12. The increase in NAV per Share was due to a higher price of gold of $2,330.90 per fine ounce at period end, which represented a increase of 5.26% from $2,214.35 per fine ounce at March 31, 2024.

The change in net assets from operations for the three months ended June 30, 2024 was $3,209,963, which was due to (i) payment of the Sponsor Fee of $(25,549), (ii) net realized gain from gold sold to pay expenses of $5,214 and (iii) a net change in unrealized appreciation (depreciation) on investment in gold of $3,230,298. Other than the Sponsor Fee, the Fund had no expenses during the three months ended June 30, 2024.

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

The change in net assets from operations for the three months ended June 30, 2023 was $(3,315,223), which was due to (i) payment of the Sponsor Fee of $(38,582), (ii) net realized gain from gold distributed for redemption of shares and sold to pay expenses of $1,741,468 and (iii) a net change in unrealized appreciation (depreciation) on investment in gold of $(5,018,109). Other than the Sponsor Fee, the Fund had no expenses during the three months ended June 30, 2023.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Fund’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.15% of the daily net asset value of the Fund. The Sponsor’s annual fee accrues daily and is payable by the Fund monthly in arrears. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses and up to $500,000 per annum in legal fees and expenses and applicable license fees. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At June 30, 2024, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At June 30, 2024, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from April 01, 2024 to June 30, 2024.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day(1)
April 1, 2024 to June 30, 2024	2,335.74	2,427.30	May 21, 2024	2,264.50	April 02, 2024	2,330.90	June 28, 2024

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded as of the end of the period covered by this report on Form 10-Q that the disclosure controls and procedures of the Trust operated effectively at reasonable assurance levels.

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

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund’s disclosure controls and procedures, and have concluded as of the end of the period covered by this report on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 14, 2024, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.
Item 1A. Risk Factors
You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form
10-K
filed with the SEC for the fiscal year ended March 31, 2024, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2024 Annual Report on Form
10-K.
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

c)
The Fund does not purchase Shares directly from its Shareholders; rather the Fund transacts directly at net asset value only with Authorized Participants. The Fund redeemed no Creation Units to Authorized Participants during the quarter ended June 30, 2024.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule
10b5-1
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933) for the three-month period ended June 30, 2024.
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

Date: August 14, 2024

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.