Form 10-Q
period 2024-09-30
Franklin Templeton Holdings Trust
filed 2024-11-12
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
of the Exchange Act.). ☐ Yes ☒ No
The registrant had 2,650,000 outstanding shares as of November

, 2024.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This interim report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

•

the date on which the Trust is deemed to be a “large-accelerated filer” (i.e., an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements of the Trust and the Fund
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page
Combined Statement of Assets and Liabilities at September 30, 2024 (Unaudited) and March 31, 2024 for Franklin Templeton Holdings Trust	5

Combined Schedule of Investments at September 30, 2024 (Unaudited) and March 31, 2024 for Franklin Templeton Holdings Trust	6

Combined Statement of Operations (Unaudited) for the three and six month periods ended September 30, 2024 and 2023 for Franklin Templeton Holdings Trust	7

Combined Statement of Cash Flows (Unaudited) for the six month periods ended September 30, 2024 and 2023 for Franklin Templeton Holdings Trust	8

Combined Statement of Changes in Net Assets (Unaudited) for the three and six month periods ended September 30, 2024 and 2023 for Franklin Templeton Holdings Trust	9

Combined Notes to Financial Statements (Unaudited) for Franklin Templeton Holdings Trust	10

Statement of Assets and Liabilities at September 30, 2024 (Unaudited) and March 31, 2024 for Franklin Responsibly Sourced Gold ETF	15

Schedule of Investments at September 30, 2024 (Unaudited) and March 31, 2024 for Franklin Responsibly Sourced Gold ETF	16

Statement of Operations (Unaudited) for the three and six month periods ended September 30, 2024 and 2023 for Franklin Responsibly Sourced Gold ETF	17

Statement of Cash Flows (Unaudited) for the six month periods ended September 30, 2024 and 2023 for Franklin Responsibly Sourced Gold ETF	18

Statement of Changes in Net Assets (Unaudited) for the three and six month periods ended September 30, 2024 and 2023 for Franklin Responsibly Sourced Gold ETF	19

Notes to Financial Statements (Unaudited) for Franklin Responsibly Sourced Gold ETF	20

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Assets and Liabilities

	September 30, 2024	March 31, 2024
	(Unaudited)
Assets
Investment in gold, at fair value (a)	$85,998,011	$62,110,210

Total assets	85,998,011	62,110,210

Liabilities
Sponsor’s fee payable	9,804	7,579

Total liabilities	9,804	7,579

Commitments and contingencies (Note 7)

Net assets	$85,988,207	$62,102,631

Shares issued and outstanding (b)	2,450,000	2,100,000
Net asset value per Share	$35.10	$29.57

(a)	Cost of investment in gold bullion: $62,561,734 at September 30, 2024 and $50,923,216 at March 31, 2024.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedule of Investments
September 30, 2024 (Unaudited)

	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	32,699.485	$62,561,734	$85,998,011	100.01%

Total investments	32,699.485	$62,561,734	$85,998,011	100.01%
Less liabilities			(9,804)	(0.01)%

Net assets			$85,988,207	100.00%

March 31, 2024

	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	28,048.958	$50,923,216	$62,110,210	100.01%

Total investments	28,048.958	$50,923,216	$62,110,210	100.01%
Less liabilities			(7,579)	(0.01)%

Net assets			$62,102,631	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Expenses
Sponsor’s fee	$28,305	$26,489	$53,854	$65,071
Total expenses	28,305	26,489	53,854	65,071
Net investment loss	(28,305)	(26,489)	(53,854)	(65,071)
Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	6,556	1,507,791	11,770	3,249,259
Net change in unrealized appreciation (depreciation) on investment in gold	9,018,985	(2,810,481)	12,249,283	(7,828,590)
Net realized and change in unrealized gain (loss) on investment in gold	9,025,541	(1,302,690)	12,261,053	(4,579,331)
Net increase (decrease) in net assets resulting from operations	8,997,236	(1,329,179)	12,207,199	(4,644,402)
Net increase (decrease) in net assets per Share (a)(b)	$3.97	$(0.49)	$5.48	$(1.40)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2024	For the Six Months Ended September 30, 2023
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$51,629	$70,233
Expenses - Sponsor’s fee paid	(51,629)	(70,233)

Net cash provided by (used in) operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$12,207,199	$(4,644,402)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	51,629	70,233
Net realized (gain) loss	(11,770)	(3,249,259)
Net change in unrealized (appreciation) depreciation	(12,249,283)	7,828,590
Change in operating assets and liabilities:
Sponsor’s fees payable	2,225	(5,162)

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash financing information:
Gold bullion contributed for Shares issued	$11,678,377	$2,695,902
Gold bullion distributed for Shares redeemed	$—	$(46,911,840)
See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statement of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Net assets, beginning of period	$68,459,081	$93,319,093	$62,102,631	$113,858,013
Net investment loss	(28,305)	(26,489)	(53,854)	(65,071)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	6,556	1,507,791	11,770	3,249,259
Net change in unrealized appreciation (depreciation) on investment in gold	9,018,985	(2,810,481)	12,249,283	(7,828,590)

Net increase (decrease) in net assets resulting from operations	8,997,236	(1,329,179)	12,207,199	(4,644,402)

Capital Share Transactions:
Contributions for Shares issued	8,531,890	—	11,678,377	2,695,902
Distributions for Shares redeemed	—	(26,992,241)	—	(46,911,840)

Net increase (decrease) in net assets from capital share transactions	8,531,890	(26,992,241)	11,678,377	(44,215,938)

Net assets, end of period	$85,988,207	$64,997,673	$85,988,207	$64,997,673

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
The
combined statement of assets and liabilities and combined schedule of investments at September 30, 2024 and the combined statements of operations, combined cash flows and combined changes in net assets for the period ended September 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the three and six months ended September 30, 2024, and for all periods presented, have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund’s financial statements included in the Annual Report on Form
10-K
for the fiscal year ended March 31, 2024.
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
The Administrator calculates the NAV on each day NYSE Arca is open for regular trading, at 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the gold bullion held by the Fund that the Sponsor determines fairly represents the commercial value of the Fund’s gold bullion. Gold bullion held by the Fund is reported at fair value on the combined
statement of assets and liabilities.
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
At September 30, 2024 and March 31, 2024, the value of the gold bullion held by the Fund is categorized as Level 1.
2.3. Expenses, realized gains and losses
When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses in the combined
statement of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the specific identification method.
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
There have been no extraordinary or
non-routine
expenses during the periods presented.
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
Changes in the Shares for the quarter from July 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at July 1, 2024	2,200,000	$49,437,841
Creation of Shares	250,000	8,531,890
Redemption of Shares	—	—

Balance at September 30, 2024	2,450,000	$57,969,731

^ Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
Changes in the Shares for the quarter from July 1, 2023 to September 30, 2023 are as follows:

	Shares	Amount^
Balance at July 1, 2023	3,650,000	$86,948,504
Creation of Shares	—	—
Redemption of Shares	(1,050,000)	(26,992,241)

Balance at September 30, 2023	2,600,000	$59,956,263

^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
Changes in the Shares for the six months from April 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	350,000	11,678,377
Redemption of Shares	—	—

Balance at September 30, 2024	2,450,000	$57,969,731

^	Dollar amount of balance represents the cumulative fair value of creation of shares l es s the redemption of shares, at the time of the specific creation or redemption.
Changes in the Shares for the six months from April 1, 2023 to September 30, 2023 are as follows:

	Shares	Amount^
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(1,800,000)	(46,911,840)

Balance at September 30, 2023	2,600,000	$59,956,263

^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
2.6. Income Taxes
The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2024 and March 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2024 to September 30, 2024:

	Amount in ounces	Amount in US$
Balance at July 1, 2024	29,373.939	$68,467,714
Gold received for the creation of Shares	3,336.631	8,531,890
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(11.085)	(27,134)
Net realized gain (loss) from gold transferred to pay expenses	—	6,556
Net change in unrealized appreciation (depreciation) on investment in gold	—	9,018,985

Balance at September 30, 2024	32,699.485	$85,998,011

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2023 to September 30, 2023:

	Amount in ounces	Amount in US$
Balance at July 1, 2023	48,807.094	$93,331,372
Gold received for the creation of Shares	—	—
Gold distributed for the redemption of Shares	(14,037.996)	(26,992,241)
Principal on gold sales to pay expenses	(15.905)	(30,593)
Net realized gain (loss) from gold transferred to pay expenses	—	1,507,791
Net change in unrealized appreciation (depreciation) on investment in gold	—	(2,810,481)

Balance at September 30, 2023	34,753.193	$65,005,848

The following represents the changes in ounces of gold held and the respective fair value during the six months from April 1, 2024 to September 30, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	4,672.095	11,678,377
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(21.568)	(51,629)
Net realized gain (loss) from gold transferred to pay expenses	—	11,770
Net change in unrealized appreciation (depreciation) on investment in gold	—	12,249,283

Balance at September 30, 2024	32,699.485	$85,998,011

The following represents the changes in ounces of gold held and the respective fair value during the six months from April 1, 2023 to September 30, 2023:

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

4. RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2024, no shares of the Fund were held by any related party.
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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Net asset value per Share, beginning of period	$31.12	$25.57	$29.57	$26.48

Net investment loss (a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	3.99	(0.56)	5.55	(1.46)

Net change in net assets from operations (b)	3.98	(0.57)	5.53	(1.48)

Net asset value per Share, end of period	$35.10	$25.00	$35.10	$25.00

Total return, at net asset value (c)	12.79%	(2.23)%	18.70%	(5.59)%
Ratio to average net assets (d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

(a)	Calculated using average Shares outstanding.
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
CONTINGENCIES
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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Assets and Liabilities

	September 30, 2024	March 31, 2024
	(Unaudited)
Assets
Investment in gold, at fair value (a)	$85,998,011	$62,110,210

Total assets	85,998,011	62,110,210

Liabilities
Sponsor’s fee payable	9,804	7,579

Total liabilities	9,804	7,579

Commitments and contingencies (Note 7)

Net assets	$85,988,207	$62,102,631

Shares issued and outstanding (b)	2,450,000	2,100,000
Net asset value per Share	$35.10	$29.57

(a)	Cost of investment in gold bullion: $62,561,734 at September 30, 2024 and $ 50,923,216 at March 31, 2024.
(b)	No par value, unlimited amount authorized.
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedule of Investments
September 30, 2024 (Unaudited)

	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	32,699.485	$62,561,734	$85,998,011	100.01%

Total investments	32,699.485	$62,561,734	$85,998,011	100.01%
Less liabilities			(9,804)	(0.01)%

Net assets			$85,988,207	100.00%

March 31, 2024

	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	28,048.958	$50,923,216	$62,110,210	100.01%

Total investments	28,048.958	$50,923,216	$62,110,210	100.01%
Less liabilities			(7,579)	(0.01)%

Net assets			$62,102,631	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Expenses
Sponsor’s fee	$28,305	$26,489	$53,854	$65,071

Total expenses	28,305	26,489	53,854	65,071

Net investment loss	(28,305)	(26,489)	(53,854)	(65,071)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	6,556	1,507,791	11,770	3,249,259
Net change in unrealized appreciation (depreciation) on investment in gold	9,018,985	(2,810,481)	12,249,283	(7,828,590)

Net realized and change in unrealized gain (loss) on investment in gold	9,025,541	(1,302,690)	12,261,053	(4,579,331)

Net increase (decrease) in net assets resulting from operations	8,997,236	(1,329,179)	12,207,199	(4,644,402)

Net increase (decrease) in net assets per Share (a)(b)	$3.97	$(0.49)	$5.48	$(1.40)

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2024	For the Six Months Ended September 30, 2023
Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$51,629	$70,233
Expenses - Sponsor’s fee paid	(51,629)	(70,233)

Net cash provided by (used in) operating activities	—	—

Increase (decrease) in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$12,207,199	$(4,644,402)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	51,629	70,233
Net realized (gain) loss	(11,770)	(3,249,259)
Net change in unrealized (appreciation) depreciation	(12,249,283)	7,828,590
Change in operating assets and liabilities:
Sponsor’s fees payable	2,225	(5,162)

Net cash provided by (used in) operating activities	$—	$—

Supplemental disclosure of non-cash financing information:
Gold bullion contributed for Shares issued	$11,678,377	$2,695,902
Gold bullion distributed for Shares redeemed	$—	$(46,911,840)
See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statement of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Net assets, beginning of period	$68,459,081	$93,319,093	$62,102,631	$113,858,013
Net investment loss	(28,305)	(26,489)	(53,854)	(65,071)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	6,556	1,507,791	11,770	3,249,259
Net change in unrealized appreciation (depreciation) on investment in gold	9,018,985	(2,810,481)	12,249,283	(7,828,590)

Net increase (decrease) in net assets resulting from operations	8,997,236	(1,329,179)	12,207,199	(4,644,402)

Capital Share Transactions:
Contributions for Shares issued	8,531,890	—	11,678,377	2,695,902
Distributions for Shares redeemed	—	(26,992,241)	—	(46,911,840)

Net increase (decrease) in net assets from capital share transactions	8,531,890	(26,992,241)	11,678,377	(44,215,938)

Net assets, end of period	$85,988,207	$64,997,673	$85,988,207	$64,997,673

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
The statement of assets and liabilities and schedule of investments at September 30, 2024 and the statements of operations, cash flows and changes in net assets for the period ended September 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the three and six months ended September 30, 2024, and for all periods presented, have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form
10-K
for the fiscal year ended March 31, 2024.
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
At September 30, 2024 and March 31, 2024, the value of the gold bullion held by the Fund is categorized as Level 1.
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
There have been no extraordinary or
non-routine
expenses during the periods presented.
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
Changes in the Shares for the quarter from July 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at July 1, 2024	2,200,000	$49,437,841
Creation of Shares	250,000	8,531,890
Redemption of Shares	—	—

Balance at September 30, 2024	2,450,000	$57,969,731

^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
Changes in the Shares for the quarter from July 1, 2023 to September 30, 2023 are as follows:

	Shares	Amount^
Balance at July 1, 2023	3,650,000	$86,948,504
Creation of Shares	—	—
Redemption of Shares	(1,050,000)	(26,992,241)

Balance at September 30, 2023	2,600,000	$59,956,263

^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
Changes in the Shares for the six months from April 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	350,000	11,678,377
Redemption of Shares	—	—

Balance at September 30, 2024	2,450,000	$57,969,731

^	Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.
Changes in the Shares for the six months from April 1, 2023 to September 30, 2023 are as follows:

	Shares	Amount^
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(1,800,000)	(46,911,840)

Balance at September 30, 2023	2,600,000	$59,956,263

^	Dollar amount of balance represents the cumulative fair value of creation of shares l ess t he redemption of shares, at the time of the specific creation or redemption.
2.6. Income Taxes
The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gain, losses, and expenses will “flow through” to the shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.
The Sponsor has analyzed applicable tax laws and regulations and their application to the Fund as of September 30, 2024 and March 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.
3. INVESTMENT IN GOLD
The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2024 to September 30, 2024:

	Amount in ounces	Amount in US$
Balance at July 1, 2024	29,373.939	$68,467,714
Gold received for the creation of Shares	3,336.631	8,531,890
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(11.085)	(27,134)
Net realized gain (loss) from gold transferred to pay expenses	—	6,556
Net change in unrealized appreciation (depreciation) on investment in gold	—	9,018,985

Balance at September 30, 2024	32,699.485	$85,998,011

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2023 to September 30, 2023:

	Amount in ounces	Amount in US$
Balance at July 1, 2023	48,807.094	$93,331,372
Gold received for the creation of Shares	—	—
Gold distributed for the redemption of Shares	(14,037.996)	(26,992,241)
Principal on gold sales to pay expenses	(15.905)	(30,593)
Net realized gain (loss) from gold transferred to pay expenses	—	1,507,791
Net change in unrealized appreciation (depreciation) on investment in gold	—	(2,810,481)

Balance at September 30, 2023	34,753.193	$65,005,848

The following represents the changes in ounces of gold held and the respective fair value during the six months from April 1, 2024 to September 30, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	4,672.095	11,678,377
Gold distributed for the redemption of Shares	—	—
Principal on gold sales to pay expenses	(21.568)	(51,629)
Net realized gain (loss) from gold transferred to pay expenses	—	11,770
Net change in unrealized appreciation (depreciation) on investment in gold	—	12,249,283

Balance at September 30, 2024	32,699.485	$85,998,011

The following represents the changes in ounces of gold held and the respective fair value during the six months from April 1, 2023 to September 30, 2023:

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

4. RELATED PARTIES
The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.
The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2024, no shares of the Fund were held by any related party.
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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023
Net asset value per Share, beginning of period	$31.12	$25.57	$29.57	$26.48

Net investment loss (a)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	3.99	(0.56)	5.55	(1.46)

Net change in net assets from operations (b)	3.98	(0.57)	5.53	(1.48)

Net asset value per Share, end of period	$35.10	$25.00	$35.10	$25.00

Total return, at net asset value (c)	12.79%	(2.23)%	18.70%	(5.59)%
Ratio to average net assets (d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

(a)	Calculated using average Shares outstanding.
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
CONTINGENCIES
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

Results of Operations

At September 30, 2024, the Custodian held 32,699.485 ounces of gold on behalf of the Fund in its vault, with a market value of $85,998,011 (cost: $62,561,734) based on the LBMA Gold Price PM at period end.

For the Three Months Ended September 30, 2024

For the three months ended September 30, 2024, 250,000 Shares were issued in exchange for 3,336.631 ounces of gold and no shares were redeemed. The Fund’s NAV per Share began the period at $31.12 and ended the period at $35.10. The increase in NAV per Share was due to a higher price of gold of $2,629.95 per fine ounce at period end, which represented a increase of 12.83% from $2,330.90 per fine ounce at June 30, 2024.

The change in net assets from operations for the three months ended September 30, 2024 was $8,997,236, which was due to (i) the Sponsor Fee of $(28,305), (ii) net realized gain from gold distributed for the redemption of shares and sold to pay expenses of $6,556 and (iii) a net change in unrealized appreciation (depreciation) on investment in gold of $9,018,985. Other than the Sponsor Fee the Fund had no expenses during the three months ended September 30, 2024.

For the Three Months Ended September 30, 2023

For the three months ended September 30, 2023, (1,050,000) Shares were redeemed in exchange for (14,037.996) ounces of gold. The Fund’s NAV per Share began the period at $25.57 and ended the period at $25.00. The decrease in NAV per Share was due to a lower price of gold of $1,870.50 per fine ounce at period end, which represented a decrease of (2.18)% from $1,912.25 per fine ounce at June 30, 2023.

The change in net assets from operations for the three months ended September 30, 2023 was $(1,329,179), which was due to (i) the Sponsor Fee of $(26,489), (ii) realized gain on sale of gold to pay expenses of $1,507,791 and (iii) a net change in unrealized appreciation (depreciation) on investment in gold of $(2,810,481). Other than the Sponsor Fee the Fund had no expenses during the three months ended September 30, 2023.

For the Six Months Ended September 30, 2024

For the six months ended September 30, 2024, 350,000 Shares were issued and in exchange for 4,672.095 ounces of gold and no shares were redeemed. The Fund’s NAV per Share began the period at $29.57 and ended the period at $35.10. The increase in NAV per Share was due to a higher price of gold of $2,629.95 per fine ounce at period end, which represented a increase of 18.77% from $2,214.35 per fine ounce at March 31, 2024.

The change in net assets from operations for the six months ended September 30, 2024 was $12,207,199, which was due to (i) the Sponsor Fee of $(53,854), (ii) net realized gain from gold distributed for the redemption of shares and sold to pay expenses of $11,770 and (iii) a net change in unrealized appreciation (depreciation) on investment in gold of $12,249,283. Other than the Sponsor Fee the Fund had no expenses during the six months ended September 30, 2024.

For the Six Months Ended September 30, 2023

For the six months ended September 30, 2023, 100,000 Shares were issued in exchange for 1,337.286 ounces of gold and (1,800,000) Shares were redeemed in exchange for (24,067.816) ounces of gold. The Fund’s NAV per Share began the period at $26.48 and ended the period at $25.00. The decrease in NAV per Share was due to a lower price of gold of $1,870.50 per fine ounce at period end, which represented a decrease of (5.52)% from $1,979.70 per fine ounce at March 31, 2023.

The change in net assets from operations for the six months ended September 30, 2023 was $(4,644,402), which was due to (i) the Sponsor Fee of $(65,071), (ii) realized gain on sale of gold to pay expenses of $3,249,259 and (iii) a net change in unrealized appreciation (depreciation) on investment in gold of $(7,828,590). Other than the Sponsor Fee the Fund had no expenses during the six months ended September 30, 2023.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At September 30, 2024, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At September 30, 2024, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from July 1, 2024 to September 30, 2024.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for the period are as below:

Period	Average	High	Date	Low	Date	End of period	Last business day (1)
July 1, 2024 to September 30, 2024	2,476.30	2,663.75	September 26, 2024	2,329.10	July 1, 2024	2,629.95	September 30, 2024

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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 12, 2024, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.
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

c)
The Fund does not purchase Shares directly from its Shareholders; rather the Fund transacts directly at net asset value only with Authorized Participants. The Fund redeemed no Creation Units to Authorized Participants during the quarter ended September 30, 2024.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule
10b5-1
or
non-Rule
10b5-1
trading arrangement (as such terms are defined in Item 408 of Regulation
S-K
of the Securities Act of 1933) for the three-month period ended September 30, 2024.
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

Franklin Holdings, LLC

Sponsor of the Franklin Templeton Holdings Trust (registrant)

By:	/s/ David Mann
David Mann*
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Matthew Hinkle
Matthew Hinkle*
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: November 12, 2024

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.