Form 10-Q
period 2024-12-31
Franklin Templeton Holdings Trust
filed 2025-02-12
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024
or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The registrant had 3,100,000 outstanding shares as of January 30, 2025.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.
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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements of the Trust and the Fund
FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page
Combined Statements of Assets and Liabilities at December 31, 2024 and March 31, 2024 for Franklin Templeton Holdings Trust	5
Combined Schedules of Investments at December 31, 2024 and March 31, 2024 for Franklin Templeton Holdings Trust	6
Combined Statements of Operations for the three and nine month periods ended December 31, 2024 and 2023 for Franklin Templeton Holdings Trust	7
Combined Statements of Cash Flows for the nine month periods ended December 31, 2024 and 2023 for Franklin Templeton Holdings Trust	8
Combined Statements of Changes in Net Assets for the three and nine month periods ended December 31, 2024 and 2023 for Franklin Templeton Holdings Trust	9
Combined Notes to Financial Statements for Franklin Templeton Holdings Trust	10
Statements of Assets and Liabilities at December 31, 2024 and March 31, 2024 for Franklin Responsibly Sourced Gold ETF	15
Schedules of Investments at December 31, 2024 and March 31, 2024 for Franklin Responsibly Sourced Gold ETF	16
Statements of Operations for the three and nine month periods ended December 31, 2024 and 2023 for Franklin Responsibly Sourced Gold ETF	17
Statements of Cash Flows for the nine month periods ended December 31, 2024 and 2023 for Franklin Responsibly Sourced Gold ETF	18
Statements of Changes in Net Assets for the three and nine month periods ended December 31, 2024 and 2023 for Franklin Responsibly Sourced Gold ETF	19
Notes to Financial Statements for Franklin Responsibly Sourced Gold ETF	20

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	December 31, 2024	March 31, 2024
Assets
Investment in gold, at fair value(a)	$107,985,202	$62,110,210
Total assets	107,985,202	62,110,210

Liabilities
Sponsor's fee payable	15,213	7,579
Total liabilities	15,213	7,579
Commitments and contingencies (Note 7)

Net assets	$107,969,989	$62,102,631

Shares issued and outstanding(b)	3,100,000	2,100,000
Net asset value per Share	$34.83	$29.57

(a)	Cost of investment in gold bullion: $90,663,645 at December 31, 2024 and $50,923,216 at March 31, 2024.
(b)	No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

December 31, 2024
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	41,360.171	$90,663,645	$107,985,202	100.01%
Total investments	41,360.171	$90,663,645	$107,985,202	100.01%
Less liabilities			(15,213)	(0.01)%
Net assets			$107,969,989	100.00%

March 31, 2024
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	28,048.958	$50,923,216	$62,110,210	100.01%
Total investments	28,048.958	$50,923,216	$62,110,210	100.01%
Less liabilities			(7,579)	(0.01)%
Net assets			$62,102,631	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Expenses
Sponsor's fee	$38,441	$24,388	$92,294	$89,459
Total expenses	38,441	24,388	92,294	89,459
Net investment loss	(38,441)	(24,388)	(92,294)	(89,459)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,249,440	1,537,276	4,261,209	4,786,535
Net change in unrealized appreciation (depreciation) on investment in gold	(6,114,720)	5,016,537	6,134,563	(2,812,053)
Net realized and change in unrealized gain (loss) on investment in gold	(1,865,280)	6,553,813	10,395,772	1,974,482
Net increase (decrease) in net assets resulting from operations	$(1,903,721)	$6,529,425	$10,303,478	$1,885,023
Net increase (decrease) in net assets per Share(a)(b)	$(0.66)	$2.67	$4.21	$0.62

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2024	For the Nine Months Ended December 31, 2023

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$84,660	$95,142
Expenses - Sponsor's fee paid	(84,660)	(95,142)
Net cash provided by (used in) operating activities	-	-
Increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$10,303,478	$1,885,023
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	84,660	95,142
Net realized (gain) loss	(4,261,209)	(4,786,535)
Net change in unrealized (appreciation) depreciation	(6,134,563)	2,812,053
Change in operating assets and liabilities:
Sponsor's fees payable	7,634	(5,683)
Net cash provided by (used in) operating activities	$-	$-
Supplemental disclosure of non-cash financing information:
Gold bullion contributed for Shares issued	$61,737,195	$2,695,902
Gold bullion distributed for Shares redeemed	$(26,173,315)	$(60,576,749)

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Net assets, beginning of period	$85,988,207	$64,997,673	$62,102,631	$113,858,013
Net investment loss	(38,441)	(24,388)	(92,294)	(89,459)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,249,440	1,537,276	4,261,209	4,786,535
Net change in unrealized appreciation (depreciation) on investment in gold	(6,114,720)	5,016,537	6,134,563	(2,812,053)
Net increase (decrease) in net assets resulting from operations	(1,903,721)	6,529,425	10,303,478	1,885,023

Capital Share Transactions:
Contributions for Shares issued	50,058,818	-	61,737,195	2,695,902
Distributions for Shares redeemed	(26,173,315)	(13,664,909)	(26,173,315)	(60,576,749)
Net increase (decrease) in net assets from capital share transactions	23,885,503	(13,664,909)	35,563,880	(57,880,847)
Net assets, end of period	$107,969,989	$57,862,189	$107,969,989	$57,862,189

See accompanying notes to the unaudited financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Notes to Financial Statements (Unaudited)

1. ORGANIZATION

The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as registrant, and the one series that it currently offers, the Franklin Responsibly Sourced Gold ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund’s launch, other than in connection with the organization and registration of the Fund’s shares. Franklin Holdings, LLC is the Sponsor of the Trust and the Fund (the “Sponsor”). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the Net Asset Value (“NAV”) of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.

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

The combined accompanying financial statements of assets and liabilities and combined schedules of investments at December 31, 2024 and March 31, 2024, the combined statements of operations, combined statements of cash flows and combined statements of changes in net assets for the period ended December 31, 2024 and 2023, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the three and nine months ended December 31, 2024 and 2023, and for all periods presented, have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s and the Fund’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

2.1. Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

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

The Administrator calculates the NAV on each day NYSE Arca is open for regular trading, at 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the gold bullion held by the Fund that the Sponsor determines fairly represents the commercial value of the Fund’s gold bullion. Gold bullion held by the Fund is reported at fair value on the combined statements of assets and liabilities.

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

On December 31, 2024 and March 31, 2024, the value of the gold bullion held by the Fund was categorized as Level 1.

2.3. Fees, Expenses, and Realized Gains (Losses)

When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses in the combined statements of operations. Gold transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of gold are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

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

Changes in the Shares for the quarter from October 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount^
Balance at October 1, 2024	2,450,000	$57,969,731
Creation of Shares	1,400,000	50,058,818
Redemption of Shares	(750,000)	(26,173,315)
Balance at December 31, 2024	3,100,000	$81,855,234

Changes in the Shares for the quarter from October 1, 2023 to December 31, 2023 are as follows:

	Shares	Amount^
Balance at October 1, 2023	2,600,000	$59,956,263
Creation of Shares	-	-
Redemption of Shares	(500,000)	(13,664,909)
Balance at December 31, 2023	2,100,000	$46,291,354

Changes in the Shares for the nine months from April 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	1,750,000	61,737,195
Redemption of Shares	(750,000)	(26,173,315)
Balance at December 31, 2024	3,100,000	$81,855,234

Changes in the Shares for the nine months from April 1, 2023 to December 31, 2023 are as follows:

	Shares	Amount^
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(2,300,000)	(60,576,749)
Balance at December 31, 2023	2,100,000	$46,291,354

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2024 and March 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7 Recently Issued Accounting Pronouncements

In November 2023, the FASB issued an Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU enhances segment reporting by requiring public companies to disclose additional information about their reportable segments. This includes expanded disclosures on significant segment expenses, segment profit or loss, and specific segment-level information that helps financial statement users better understand the entity's financial performance and resource allocation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Trust and the Fund are in the process of evaluating the impact of this ASU.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter from October 1, 2024 to December 31, 2024:

	Amount in ounces	Amount in US$
Balance at October 1, 2024	32,699.485	$85,998,011
Gold received for the creation of Shares	18,678.465	50,058,818
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(12.494)	(33,032)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	-	4,249,440
Net change in unrealized appreciation (depreciation) on investment in gold	-	(6,114,720)
Balance at December 31, 2024	41,360.171	$107,985,202

The following represents the changes in ounces of gold held and the respective fair value during the quarter from October 1, 2023 to December 31, 2023:

	Amount in ounces	Amount in US$
Balance at October 1, 2023	34,753.193	$65,005,848
Gold received for the creation of Shares	-	-
Gold distributed for the redemption of Shares	(6,680.800)	(13,664,909)
Principal on gold sales to pay expenses	(12.927)	(24,909)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	-	1,537,276
Net change in unrealized appreciation (depreciation) on investment in gold	-	5,016,537
Balance at December 31, 2023	28,059.466	$57,869,843

The following represents the changes in ounces of gold held and the respective fair value during the nine months from April 1, 2024 to December 31, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	23,350.560	61,737,195
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(34.062)	(84,660)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	-	4,261,209
Net change in unrealized appreciation (depreciation) on investment in gold	-	6,134,563
Balance at December 31, 2024	41,360.171	$107,985,202

The following represents the changes in ounces of gold held and the respective fair value during the nine months from April 1, 2023 to December 31, 2023:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(30,748.616)	(60,576,749)
Principal on gold sales to pay expenses	(48.702)	(95,142)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	-	4,786,535
Net change in unrealized appreciation (depreciation) on investment in gold	-	(2,812,053)
Balance at December 31, 2023	28,059.466	$57,869,843

4. RELATED PARTIES

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2024, no shares of the Fund were held by any related party.

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Net asset value per Share, beginning of period	$35.10	$25.00	$29.57	$26.48
Net investment loss(a)	(0.01)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	(0.26)	2.56	5.30	1.10
Net change in net assets from operations(b)	(0.27)	2.55	5.26	1.07
Net asset value per Share, end of period	$34.83	$27.55	$34.83	$27.55

Total return, at net asset value(c)	(0.77)%	10.20%	17.79%	4.04%

Ratio to average net assets(d)

Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

(a)	Calculated using average Shares outstanding.
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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	December 31, 2024	March 31, 2024
Assets
Investment in gold, at fair value(a)	$107,985,202	$62,110,210
Total assets	107,985,202	62,110,210

Liabilities
Sponsor's fee payable	15,213	7,579
Total liabilities	15,213	7,579
Commitments and contingencies (Note 7)

Net assets	$107,969,989	$62,102,631

Shares issued and outstanding(b)	3,100,000	2,100,000
Net asset value per Share	$34.83	$29.57

(a)	Cost of investment in gold bullion: $90,663,645 at December 31, 2024 and $50,923,216 at March 31, 2024.
(b)	No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments (Unaudited)

December 31, 2024
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	41,360.171	$90,663,645	$107,985,202	100.01%
Total investments	41,360.171	$90,663,645	$107,985,202	100.01%
Less liabilities			(15,213)	(0.01)%
Net assets			$107,969,989	100.00%

March 31, 2024
	Ounces of Gold	Cost	Fair Value	% of Net Assets
Investment in gold	28,048.958	$50,923,216	$62,110,210	100.01%
Total investments	28,048.958	$50,923,216	$62,110,210	100.01%
Less liabilities			(7,579)	(0.01)%
Net assets			$62,102,631	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023
Expenses
Sponsor's fee	$38,441	$24,388	$92,294	$89,459
Total expenses	38,441	24,388	92,294	89,459
Net investment loss	(38,441)	(24,388)	(92,294)	(89,459)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,249,440	1,537,276	4,261,209	4,786,535
Net change in unrealized appreciation (depreciation) on investment in gold	(6,114,720)	5,016,537	6,134,563	(2,812,053)
Net realized and change in unrealized gain (loss) on investment in gold	(1,865,280)	6,553,813	10,395,772	1,974,482
Net increase (decrease) in net assets resulting from operations	$(1,903,721)	$6,529,425	$10,303,478	$1,885,023
Net increase (decrease) in net assets per Share(a)(b)	$(0.66)	$2.67	$4.21	$0.62

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2024	For the Nine Months Ended December 31, 2023

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$84,660	$95,142
Expenses - Sponsor's fee paid	(84,660)	(95,142)
Net cash provided by (used in) operating activities	-	-
Increase (decrease) in cash	-	-
Cash, beginning of period	-	-
Cash, end of period	$-	$-
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$10,303,478	$1,885,023
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	84,660	95,142
Net realized (gain) loss	(4,261,209)	(4,786,535)
Net change in unrealized (appreciation) depreciation	(6,134,563)	2,812,053
Change in operating assets and liabilities:
Sponsor's fees payable	7,634	(5,683)
Net cash provided by (used in) operating activities	$-	$-
Supplemental disclosure of non-cash financing information:
Gold bullion contributed for Shares issued	$61,737,195	$2,695,902
Gold bullion distributed for Shares redeemed	$(26,173,315)	$(60,576,749)

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Net assets, beginning of period	$85,988,207	$64,997,673	$62,102,631	$113,858,013
Net investment loss	(38,441)	(24,388)	(92,294)	(89,459)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,249,440	1,537,276	4,261,209	4,786,535
Net change in unrealized appreciation (depreciation) on investment in gold	(6,114,720)	5,016,537	6,134,563	(2,812,053)
Net increase (decrease) in net assets resulting from operations	(1,903,721)	6,529,425	10,303,478	1,885,023
Capital Share Transactions:
Contributions for Shares issued	50,058,818	-	61,737,195	2,695,902
Distributions for Shares redeemed	(26,173,315)	(13,664,909)	(26,173,315)	(60,576,749)
Net increase (decrease) in net assets from capital share transactions	23,885,503	(13,664,909)	35,563,880	(57,880,847)
Net assets, end of period	$107,969,989	$57,862,189	$107,969,989	$57,862,189

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

The accompanying financial statements of assets and liabilities and schedules of investments at December 31, 2024 and March 31, 2024, the statements of operations, statements of cash flows and statements of changes in net assets for the period ended December 31, 2024 and 2023, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for the three and nine months ended December 31, 2024 and 2023, and for all periods presented, have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

2.1. Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946. The Trust is not registered as an investment company under the Investment Company Act and is not required to register under such act.

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

On December 31, 2024 and March 31, 2024, the value of the gold bullion held by the Fund was categorized as Level 1.

2.3. Fees, Expenses, and Realized Gains (Losses)

When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses in the statements of operations. Gold transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of gold are determined on a specific identification basis and recognized in the Combined Statements of Operations in the period in which the sale or disposition occurs, respectively.

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

Changes in the Shares for the quarter from October 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount^
Balance at October 1, 2024	2,450,000	$57,969,731
Creation of Shares	1,400,000	50,058,818
Redemption of Shares	(750,000)	(26,173,315)
Balance at December 31, 2024	3,100,000	$81,855,234

Changes in the Shares for the quarter from October 1, 2023 to December 31, 2023 are as follows:

	Shares	Amount^
Balance at October 1, 2023	2,600,000	$59,956,263
Creation of Shares	-	-
Redemption of Shares	(500,000)	(13,664,909)
Balance at December 31, 2023	2,100,000	$46,291,354

Changes in the Shares for the nine months from April 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	1,750,000	61,737,195
Redemption of Shares	(750,000)	(26,173,315)
Balance at December 31, 2024	3,100,000	$81,855,234

Changes in the Shares for the nine months from April 1, 2023 to December 31, 2023 are as follows:

	Shares	Amount^
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(2,300,000)	(60,576,749)
Balance at December 31, 2023	2,100,000	$46,291,354

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Fund as of December 31, 2024 and March 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

2.7 Recently Issued Accounting Pronouncements

In November 2023, the FASB issued an Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The ASU enhances segment reporting by requiring public companies to disclose additional information about their reportable segments. This includes expanded disclosures on significant segment expenses, segment profit or loss, and specific segment-level information that helps financial statement users better understand the entity's financial performance and resource allocation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Trust and the Fund are in the process of evaluating the impact of this ASU.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter from October 1, 2024 to December 31, 2024:

	Amount in ounces	Amount in US$
Balance at October 1, 2024	32,699.485	$85,998,011
Gold received for the creation of Shares	18,678.465	50,058,818
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(12.494)	(33,032)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	-	4,249,440
Net change in unrealized appreciation (depreciation) on investment in gold	-	(6,114,720)
Balance at December 31, 2024	41,360.171	$107,985,202

The following represents the changes in ounces of gold held and the respective fair value during the quarter from October 1, 2023 to December 31, 2023:

	Amount in ounces	Amount in US$
Balance at October 1, 2023	34,753.193	$65,005,848
Gold received for the creation of Shares	-	-
Gold distributed for the redemption of Shares	(6,680.800)	(13,664,909)
Principal on gold sales to pay expenses	(12.927)	(24,909)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	-	1,537,276
Net change in unrealized appreciation (depreciation) on investment in gold	-	5,016,537
Balance at December 31, 2023	28,059.466	$57,869,843

The following represents the changes in ounces of gold held and the respective fair value during the nine months from April 1, 2024 to December 31, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	23,350.560	61,737,195
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(34.062)	(84,660)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	-	4,261,209
Net change in unrealized appreciation (depreciation) on investment in gold	-	6,134,563
Balance at December 31, 2024	41,360.171	$107,985,202

The following represents the changes in ounces of gold held and the respective fair value during the nine months from April 1, 2023 to December 31, 2023:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(30,748.616)	(60,576,749)
Principal on gold sales to pay expenses	(48.702)	(95,142)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	-	4,786,535
Net change in unrealized appreciation (depreciation) on investment in gold	-	(2,812,053)
Balance at December 31, 2023	28,059.466	$57,869,843

4. RELATED PARTIES

The Sponsor is a related party of the Trust and the Fund. The Fund pays the Sponsor a unitary fee for services performed pursuant to the Sponsor Agreement. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2024, no shares of the Fund were held by any related party.

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Net asset value per Share, beginning of period	$35.10	$25.00	$29.57	$26.48
Net investment loss(a)	(0.01)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	(0.26)	2.56	5.30	1.10
Net change in net assets from operations(b)	(0.27)	2.55	5.26	1.07
Net asset value per Share, end of period	$34.83	$27.55	$34.83	$27.55

Total return, at net asset value(c)	(0.77)%	10.20%	17.79%	4.04%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

(a)	Calculated using average Shares outstanding.
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

Results of Operations

At December 31, 2024, the Custodian held 41,360.171 ounces of gold on behalf of the Fund in its vault, with a market value of $107,985,202 (cost: $90,663,645) based on the LBMA Gold Price PM at period end.

For the Three Months Ended December 31, 2024

For the three months ended December 31, 2024, 1,400,000 Shares were issued in exchange for 18,678.465 ounces of gold and (750,000) Shares were redeemed in exchange for (10,005.285) ounces of gold. The Fund’s NAV per Share began the period at $35.10 and ended the period at $34.83. The (0.77)% decrease in the Fund's NAV from $35.10 at September 30, 2024 to $34.83 at December 31, 2024 is directly related to the (0.73)% decrease in the price of gold. The Fund's NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor's fee, which was $(38,441) for the quarter.

Net realized and unrealized loss on investment in gold for the three months ended December 31, 2024, was approximately $(1,865,280) which includes a realized gain of $8,230 on the sale of gold to pay the Sponsor Fee, net realized gain on investment in gold sold for redemptions of $4,241,210, and net change in unrealized appreciation (depreciation) on investment in gold of approximately $(6,114,720). Net realized and unrealized gain on investment in gold for the period was driven by gold price depreciation from $2,629.95 per ounce as of September 30, 2024 to $2,610.85 per ounce as of December 31, 2024. Net decrease in net assets resulting from operations was approximately $(1,903,721) for the three months ended December 31, 2024, which consisted of the net realized and unrealized loss on investment in gold of $(1,865,280), and payment of the Sponsor Fee of $(38,441). Net assets increased to approximately $107,969,989 on December 31, 2024. The increase in net assets primarily resulted from net capital share transactions of approximately $23,885,503, offset by the aforementioned gold price depreciation.

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

For the Nine months Ended December 31, 2024

For the nine months ended December 31, 2024, 1,750,000 Shares were issued in exchange for 23,350.560 ounces of gold and (750,000) Shares were redeemed in exchange for (10,005.285) ounces of gold. The Fund’s NAV per Share began the period at $29.57 and ended the period at $34.83. The 17.79% increase in the Fund's NAV from $29.57 at March 31, 2024 to $34.83 at December 31, 2024 is directly related to the 17.91% increase in the price of gold. The Fund's NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor's fee, which was $(92,294) for the period.

Net realized and unrealized gain on investment in gold for the nine months ended December 31, 2024, was approximately $10,395,772 which includes a realized gain of $19,999 on the sale of gold to pay the Sponsor Fee, net realized gain on investment in gold sold for redemptions of $4,241,210, and net change in unrealized appreciation (depreciation) on investment in gold of approximately $6,134,563. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $2,214.35 per ounce as of March 31, 2024 to $2,610.85 per ounce as of December 31, 2024. Net increase in net assets resulting from operations was approximately $10,303,478 for the nine months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in gold of $10,395,772, and payment of the Sponsor Fee of $(92,294). Net assets increased to approximately $107,969,989 on December 31, 2024. The increase in net assets primarily resulted from the aforementioned gold price appreciation and net capital share transactions of approximately $35,563,880.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At December 31, 2024, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At December 31, 2024, the Fund as well as the Trust do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from October 1, 2024 to December 31, 2024.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for the period are below:

Period	Average	High	Date	Low	Date	End of period (1)	Last business day
October 1, 2024 to December 31, 2024	2,661.34	2,777.80	October 30, 2024	2,567.30	November 14, 2024	2,610.85	December 31, 2024

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of February 12, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

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

c)
The Fund does not purchase Shares directly from its Shareholders; rather, the Fund transacts directly at net asset value only with Authorized Participants. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 15 Creation Units (comprising 750,000 Shares) during the quarter ended December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
October 1, 2024 – October 31, 2024	-	$-
November 1, 2024 – November 30, 2024	-	-
December 1, 2024 – December 31, 2024	750,000	34.90

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended December 31, 2024.

Item 6. Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: February 12, 2025

*	The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.