Form 10-K
period 2025-03-31
Franklin Templeton Holdings Trust
filed 2025-06-30
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates of the registrant was $86,240,000, based upon the last reported sales price for such date on the NYSE Arca, Inc.

The registrant had 5,200,000 outstanding shares as of June 3, 2025.

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

“FS Act” — The Financial Services Act 2012.

“Fund Allocated Account” — The allocated gold bullion account of the Trust established with the Custodian on behalf of the Fund by the Allocated Gold Account Agreement. The Fund Allocated Account is used to hold the gold bullion that is transferred from the Fund Unallocated Account to be held by the Fund in allocated form (i.e., as individually identified bars of gold bullion).

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

“Gold Custodian” — JPMorgan Chase Bank, N.A., London branch.

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

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•	the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;
•	the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
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

The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares, including the Fund's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Act, which can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Fund’s website is https://www.franklintempleton.com/investments/options/exchange-traded-funds/products/31714/SINGLCLASS/franklin-responsibly-sourced-gold-etf/FGDL. The information on the Fund's website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC's EDGAR database at www.sec.gov.

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

Because the Shares are designed to reflect the price of the gold after taking into account the Fund’s expenses, the market price of the Shares will be unpredictable, like the price of gold has historically been. This creates the potential for losses on your investment in the Shares, regardless of whether you hold Shares for a short-, mid- or long-term period. The value of Shares depends on the price of gold, and it is subject to fluctuations similar to those affecting gold prices. This exposes your investment in Shares to potential losses if you need to sell your Shares at a time when the price of gold is lower than it was when you made your investment in Shares. Even if you are able to hold Shares for the mid- or long-term, you may never realize a profit, because gold markets have historically experienced extended periods of flat or declining prices. The following specific factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares as discussed further below, including: (i) large scale sales of gold, including those by the official sector (governments, central banks and related institutions), which own a significant portion of the aggregate world gold holdings. If one or more of these institutions decide to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected; (ii) a significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, which would adversely affect the price of the Shares; (iii) a significant change in the outlook of speculators and investors towards gold. Should the speculative community take a negative view towards gold, a decline in world gold prices could occur, negatively impacting the price of the Shares; (iv) global gold supply and demand, which is influenced by such factors as the use of gold in the fabrication of jewelry, as well as technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia; (v) global or regional political, economic or financial crises, events and situations, including supply chain disruptions, trade disputes and economic sanctions, especially those unexpected in nature; (vi) expectations with respect to the rate of inflation, including actual or perceived changes to expectations; (vii) interest rates; (viii) investment and trading activities of hedge funds and commodity funds; (viv) other economic variables such as income growth, economic output and monetary policies; and (x) investor confidence.

In addition, certain events may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses to the extent the causes for the temporary increase disappear. War may cause severe disruptions in global gold markets, supply chains or trade. For example, Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, U.S. regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and European Union regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. Although there was an initial increase in gold prices correlated with these events, there has not been a subsequent material impact on gold prices or volatility, the Fund’s performance or the NAV. Similar conflicts, particularly within gold producing regions, or geopolitical instability in the future could negatively impact global gold markets and the Fund. In the event the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The Fund is not a diversified investment and, therefore, may be more volatile than other investments.

An investment in the Fund is not intended as a complete investment plan. Because the Fund principally holds only gold bullion, an investment in the Fund is likely to be more volatile than an investment in a more broadly diversified portfolio and may fluctuate substantially over time. The price of gold can be volatile because gold is comparatively less liquid than other commodities. An investment in the Fund may be deemed speculative. An investment in the Fund should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Fund. Investors should review closely the objective and strategy, the investment and operating restrictions of the Fund and familiarize themselves with the risks associated with an investment in the Fund.

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

The Trust expects to remain an emerging growth company until the earliest of: (i) last day of the fiscal year following the fifth anniversary after its initial public offering of Shares occurs, (ii) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, or (iii) the date on which it is deemed to be a large accelerated filer under the federal securities laws.

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

The Global Corporate Continuity Program is generally overseen by the Business Recovery Governance Committee (“BRGC”). BRGC has developed certain policies and principles in implementing the program. The executive officers of the Sponsor perform certain functions with respect to the Trust and the Fund that, if the Trust or the Fund had directors or executive officers, would typically be performed by them, including receiving reports from the BRGC regarding the Global Corporate Continuity Program. In line with the Global Corporate Continuity Program, the Sponsor or its delegate: (1) regularly conducts a business impact analysis; (2) develops, exercises and maintains a viable and actionable Business Continuity Plan specifically tailored to the Sponsor in light of the nature and scope of its business; and (3) completes annual testing of the Business Continuity Plan. Material exceptions to this policy and risk events and related mitigation/corrective measures are reported to the Sponsor’s Governance Oversight Committee. As appropriate, the Sponsor or its delegate will coordinate with FRI’s relevant risk management and disaster recovery-related committees to review risk monitoring and mitigation strategies as contemplated under the Global Corporate Continuity Program at least annually, and more often if there are significant internal or external changes affecting these risks as pertains to the Sponsor’s business and its Business Continuity Plan.

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

Assessment of Cybersecurity Risks

As of March 31, 2025, cybersecurity risks have not materially affected the Trust or the Fund’s ability to achieve its investment objective, results of operations or financial condition. However, future incidents could have a material impact on our ability to achieve the investment objective, results of operations, or financial condition.

Item 2.
Properties

Not applicable.

Item 3.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of June 27, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)
Franklin Responsibly Sourced Gold ETF Shares are listed on the NYSE Arca under the symbol “FGDL” and have been listed since June 30, 2022. As of March 31, 2025, there were approximately 53 DTC participating shareholders of record of the Fund. Because most of the Fund's Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

(b)
Not applicable.

(c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 0 Creation Units (comprising 0 Shares) during the quarter ended March 31, 2025.

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

The gold bullion held on behalf of the Fund at the vaults of the Custodian is audited each year generally coinciding with the Fund’s financial year end at March 31. On April 1, 2025, Bureau Veritas Commodities UK LTD concluded the audit inspection procedures with respect to the Fund’s gold bullion held by the Custodian. The audit findings did not identify non-conformities.

Results of Operations

At March 31, 2025, the Custodian held 60,016.277 ounces of gold on behalf of the Fund, with a market value of $186,956,705 (cost:$145,309,087) based on the LBMA Gold Price PM at period end.

For the Year Ended March 31, 2025

For the year ended March 31 2025, 3,150,000 Shares were issued in exchange for 42,022.504 ounces of gold and 750,000 Shares were redeemed in exchange for 10,005.285 ounces of gold. The Fund’s NAV per Share began the period at $29.57 and ended the period at $41.54. The 40.48% increase in the Fund's NAV from $29.57 at March 31, 2024 to $41.54 at March 31, 2025 is directly related to the 40.68% increase in the price of gold. The Fund's NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor's fee, which was $142,813 for the year.

Net realized and unrealized gain on investment in gold for the year ended March 31, 2025, was approximately $34,730,830 which includes a realized gain of $28,996 on the sale of gold to pay the Sponsor Fee, realized gain of $4,241,210 on the sale of gold for redemptions, and net change in unrealized appreciation on investment in gold of approximately $30,460,624. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $2,214.35 per ounce as of March 31, 2024 to $3,115.10 per ounce as of March 31, 2025. Net increase in net assets resulting from operations was approximately $34,588,017 for the year ended March 31, 2025, which consisted of the net realized and unrealized gain on investment in gold of $34,730,830, offset by the Sponsor Fee of $142,813. Net assets increased to approximately $186,935,761 on March 31, 2025. The increase in net assets primarily resulted from net capital share transactions of approximately $90,245,113, in addition to the aforementioned gold price appreciation. Other than the Sponsor's fee the Fund had no expenses during the year ended March 31, 2025.

At March 31, 2024, the Custodian held 28,048.958 ounces of gold on behalf of the Fund with a market value of $62,110,210 (cost: $50,923,216) based on the LBMA Gold Price PM at period end.

For the Year Ended March 31, 2024

For the year ended March 31, 2024, 100,000 Shares were issued in exchange for 1,337.286 ounces of gold and 2,300,000 Shares were redeemed in exchange for 30,748.616 ounces of gold. The Fund’s NAV per Share began the period at $26.48 and ended the period at $29.57. The increase in NAV per Share was due to a higher price of gold of $2,214.35 at year end, which represented an increase of 11.85% from $1,979.70 at March 31, 2023.

The change in net assets from operations for the year ended March 31, 2024 was $6,125,465, which was due to (i) net realized gain from gold distributed for the redemption of shares and sold to pay expenses of $4,789,192 and (ii) a net change in unrealized appreciation on investment in gold of $1,447,399 offset by payment of the Sponsor Fee of $111,126. Other than the Sponsor Fee the Fund had no expenses during the year ended March 31, 2024.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At March 31, 2025, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At March 31, 2025 and 2024, the Trust and the Fund do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from April 1, 2024 to March 31, 2025.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2024 to March 31, 2025	2,581.38	3,115.10	March 31, 2025	2,214.35	April 1, 2024	3,115.10	March 31, 2025

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

Item 8. Financial Statements and Supplementary Data

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended June 30, September 30, December 31, 2024 and the three-month period and year ended March 31, 2025:

	Three Months ended June 30, 2024	Three Months ended September 30, 2024	Three Months ended December 31, 2024	Three Months ended March 31, 2025	Year ended March 31, 2025
Net investment income (loss)	$(25,549)	$(28,305)	$(38,441)	$(50,518)	$(142,813)
Net realized and change in unrealized gain (loss)	3,235,512	9,025,541	(1,865,280)	24,335,057	34,730,830
Net income (loss)	3,209,963	8,997,236	(1,903,721)	24,284,539	34,588,017
Net increase (decrease) in net asset value per share	1.47	3.97	(0.66)	7.91	12.69

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2025 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2025 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust’s and the Fund’s internal control over financial reporting that occurred during the fourth fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s and the Fund’s internal control over financial reporting.

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

The Principal Executive Officer and the Principal Financial Officer of the Sponsor assessed the effectiveness of the Trust’s and the Fund’s internal control over financial reporting as of March 31, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s and the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, Management, including the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that the Trust and the Fund maintained effective internal control over financial reporting as of March 31, 2025.

This Annual Report does not include an attestation report of the registrant’s registered public accounting firm due to an exemption established by rules of the SEC.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to both the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Item 9B. Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The Trust does not have any directors, officers, or employees. The following persons, in their respective capacities as directors or executive officers of the Sponsor, a Delaware limited liability company, perform certain functions with respect to the Trust that, if the Trust had directors or executive officers, would typically be performed by them.

David Mann – President and Chief Executive Officer

Matthew Hinkle – Chief Financial Officer

Vivek Pai – Chief Accounting Officer and Treasurer

Todd Mathias – Vice President

Julie Patel – Vice President and Secretary

Navid Tofigh – Vice President and Assistant Secretary

Lindsey Hicks – Assistant Treasurer

Ajay Narayan – Assistant Treasurer

Jeff White – Assistant Treasurer

The Trust does not have a code of ethics as it does not have any directors, officers, or employees.

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

a.) Not applicable.

b.) Not applicable.

Item 13. Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14. Principal Accounting Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”), as paid by the Sponsor from the Sponsor fee, for the year ended March 31, 2025 and 2024, were:

	2025	2024
Audit fees	$101,000	$85,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$101,000	$85,000

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
ExhEx
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

10.7	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.8	Sponsor Agreement is incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

24.1	Powers of Attorney are incorporated by reference to Exhibit 24.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

31.1(1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1(2)	Compensation Recovery Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)  Filed herewith.
(2)  Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2024, filed on July 1, 2024.

Item 16. Form 10-K Summary

Not applicable.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Templeton Holdings Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments, of Franklin Templeton Holdings Trust and Franklin Responsibly Sourced Gold ETF (the “Trust”), as of March 31, 2025 and 2024, and the related combined statements of operations, cash flows, and changes in net assets for each of the two years in the period ended March 31, 2025, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2025 and 2024, and the results of its operations, its cash flows and changes in its net assets for each of the two years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust's combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 27, 2025

We have served as the Trust’s auditor since 2022.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Assets and Liabilities

	March 31, 2025	March 31, 2024

Assets
Investment in gold, at fair value(a)	$186,956,705	$62,110,210
Total assets	186,956,705	62,110,210

Liabilities
Sponsor's fee payable	20,944	7,579
Total Liabilities	20,944	7,579
Commitments and contingencies (Note 7)
Net assets	$186,935,761	$62,102,631

Shares issued and outstanding(b)	4,500,000	2,100,000
Net asset value per Share	$41.54	$29.57

(a)    Cost of investment in gold bullion: $145,309,087 at March 31, 2025 and $50,923,216 at March 31, 2024.
(b)    No par value, unlimited amount authorized.

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedules of Investments

March 31, 2025
		Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold		60,016.277	$145,309,087	$186,956,705	100.01%
Total investments		60,016.277	$145,309,087	$186,956,705	100.01%
Less liabilities				(20,944)	(0.01)%
Net assets	$			$186,935,761	100.00%

March 31, 2024
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	28,048.958	50,923,216	62,110,210	100.01%
Total investments	28,048.958	50,923,216	62,110,210	100.01%
Less liabilities			(7,579)	(0.01)%
Net assets			62,102,631	100.00%

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Operations

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024

Expenses
Sponsor's fee	$142,813	$111,126
Total expenses	142,813	111,126
Net investment loss	(142,813)	(111,126)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,270,206	4,789,192
Net change in unrealized appreciation (depreciation) on investment in gold	30,460,624	1,447,399
Net realized and change in unrealized gain (loss) on investment in gold	34,730,830	6,236,591
Net increase (decrease) in net assets resulting from operations	34,588,017	6,125,465
Net increase (decrease) in net assets per Share(a)(b)	$12.69	$2.20

(a)    Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)    The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Cash Flows

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$129,448	$116,884
Expenses – Sponsor’s fee paid	(129,448)	(116,884)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of year	–	–
Cash, end of year	$–	$–

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$34,588,017	$6,125,465
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	129,448	116,884
Net realized gain (loss)	(4,270,206)	(4,789,192)
Net change in unrealized appreciation (depreciation)	(30,460,624)	(1,447,399)
Change in operating assets and liabilities:
Sponsor’s fee payable	13,365	(5,758)
Net cash provided by (used in) operating activities	$–	$–

Supplemental disclosure of non-cash information
Gold bullion contributed for Shares issued	$116,418,428	$2,695,902
Gold bullion distributed for Shares redeemed	$(26,173,315)	$(60,576,749)

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Changes in Net Assets

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024

Net assets, beginning of year	$62,102,631	$113,858,013
Net investment loss	(142,813)	(111,126)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,270,206	4,789,192
Net change in unrealized appreciation (depreciation) on investment in gold	30,460,624	1,447,399
Net increase (decrease) in net assets resulting from operations	34,588,017	6,125,465
Capital Share Transactions:
Contributions for Shares issued	116,418,428	2,695,902
Distributions for Shares redeemed	(26,173,315)	(60,576,749)
Net increase (decrease) in net assets from capital share transactions	90,245,113	(57,880,847)
Net assets, end of year	$186,935,761	$62,102,631

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Notes to Financial Statements

1. ORGANIZATION

The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The accompanying financial statements relate to the Trust, as a registrant, and the one series that it currently offers, the Franklin Responsibly Sourced Gold ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund's launch, other than in connection with the organization and registration of the Fund's shares. Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the net asset value (“NAV”) of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the "Cash Custodian"), if any. JPMorgan Chase Bank, N.A., London branch (“JPMorgan”), is the custodian (the “Gold Custodian”) of the Fund’s gold bullion. CSC Delaware Trust Company, a subsidiary of Corporation Service Company, is the Trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Trust (the “Marketing Agent”).

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

The accompanying combined financial statements have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report).

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

The accompanying audited financial statements were prepared in accordance with GAAP and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1. Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The financial statements are presented for the Trust, as the registrant, combined with the Fund. Financial statements for the Fund presented at the series level are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the financial statements relate to the Trust, as the registrant, combined with the Fund. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Individual, series-level financial statements for the Fund are presented separately within this report.

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

The Fund’s policy is to value the investment in gold bullion at fair value. The NAV is computed based upon the total value of the assets of the Fund (i.e., gold and cash) less its liabilities. The Administrator generally will value any gold bullion held by the Fund on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the London Bullion Market Association. In determining the NAV, the Administrator generally will value the gold bullion held by the Fund on the basis of the LBMA Gold Price PM.

The Administrator calculates the NAV on each day NYSE Arca is open for regular trading, at 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the gold bullion held by the Fund that the Sponsor determines fairly represents the commercial value of the Fund's gold bullion.

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

At March 31, 2025, the value of the gold bullion held by the Fund is categorized as Level 1.

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

The Fund’s only ordinary recurring expense is the Sponsor’s fee of 0.15% of the NAV of the Fund (“Sponsor fee”). The Sponsor fee is calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and is payable by the Fund monthly in arrears. The Fund’s expenses will reduce the NAV of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian (the Cash Custodian and Gold Custodian, collectively) and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees.

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

Changes in the Shares for the year from April 1, 2024 to March 31, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	46,291,354
Creation of Shares	3,150,000	116,418,428
Redemption of Shares	(750,000)	(26,173,315)
Balance at March 31, 2025	4,500,000	136,536,467

Changes in the Shares for the year from April 1, 2023 to March 31, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2023	4,300,000	104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(2,300,000)	(60,576,749)
Balance at March 31, 2024	2,100,000	46,291,354

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2025 and 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the year from April 1, 2024 to March 31, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	42,022.504	116,418,428
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(49.900)	(129,448)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	–	4,270,206
Net change in unrealized appreciation (depreciation) on investment in gold	–	30,460,624
Balance at March 31, 2025	60,016.277	$186,956,705

The following represents the changes in ounces of gold held and the respective fair value during the year from April 1, 2023 to March 31, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(30,748.616)	(60,576,749)
Principal on gold sales to pay expenses	(59.210)	(116,884)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	–	4,789,192
Net change in unrealized appreciation (depreciation) on investment in gold	–	1,447,399
Balance at March 31, 2024	28,048.958	$62,110,210

4. RELATED PARTIES

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2025, no shares of the Fund were held by any related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024

Net asset value per Share, beginning of year	$29.57	$26.48
Net investment loss(a)	$(0.05)	(0.04)
Net realized and unrealized gain (loss) on investment in gold	12.02	3.13
Net change in net assets from operations(b)	11.97	3.09
Net asset value per Share, end of year	$41.54	$29.57

Total return, at net asset value(c)	40.48%	11.67%

Ratio to average net assets
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

(a)	Calculated using average Shares outstanding.
(b)
The amount shown for a share outstanding may not agree with the change in the aggregate gains and losses on investment for the period because of the timing of transactions in the Fund’s shares in relation to fluctuating market values for the Fund’s underlying investment.

(c)	Calculated based on the change in net asset value of a Share during the period.

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

9. OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust's or the Fund's financial position or results of operations.

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Combined Notes to Financial Statements. The Combined Schedule of Investments provide details of the Fund's investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10. SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Templeton Holdings Trust and Shareholders of Franklin Responsibly Sourced Gold ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Franklin Responsibly Sourced Gold ETF (the “Fund”), as of March 31, 2025 and 2024, and the related statements of operations, cash flows, and changes in net assets for each of the two years in the period ended March 31, 2025, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2025 and 2024, and the results of its operations, its cash flows and changes in its net assets for each of the two years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 27, 2025

We have served as the Fund’s auditor since 2022.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities

	March 31, 2025	March 31, 2024

Assets
Investment in gold, at fair value(a)	$186,956,705	$62,110,210
Total assets	186,956,705	62,110,210

Liabilities
Sponsor's fee payable	20,944	7,579
Total Liabilities	20,944	7,579
Commitments and contingencies (Note 7)
Net assets	$186,935,761	$62,102,631

Shares issued and outstanding(b)	4,500,000	2,100,000
Net asset value per Share	$41.54	$29.57

(a)    Cost of investment in gold bullion: $145,309,087 at March 31, 2025 and $50,923,216 at March 31, 2024.
(b)   No par value, unlimited amount authorized.

See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments

March 31, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	60,016.277	$145,309,087	$186,956,705	100.01%
Total investments	60,016.277	$145,309,087	$186,956,705	100.01%
Less liabilities			(20,944)	(0.01)%
Net assets			$186,935,761	100.00%

March 31, 2024
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	28,048.958	$50,923,216	$62,110,210	100.01%
Total investments	28,048.958	$50,923,216	$62,110,210	100.01%
Less liabilities			(7,579)	(0.01)%
Net assets			$62,102,631	100.00%

See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024

Expenses
Sponsor's fee	$142,813	$111,126
Total expenses	142,813	111,126
Net investment loss	(142,813)	(111,126)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,270,206	4,789,192
Net change in unrealized appreciation (depreciation) on investment in gold	30,460,624	1,447,399
Net realized and change in unrealized gain (loss) on investment in gold	34,730,830	6,236,591
Net increase (decrease) in net assets resulting from operations	34,588,017	6,125,465
Net increase (decrease) in net assets per Share(a)(b)	$12.69	$2.20

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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$129,448	$116,884
Expenses – Sponsor’s fee paid	(129,448)	(116,884)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of year	–	–
Cash, end of year	$–	$–
	–	–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$34,588,017	$6,125,465
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	129,448	116,884
Net realized gain (loss)	(4,270,206)	(4,789,192)
Net change in unrealized appreciation (depreciation)	(30,460,624)	(1,447,399)
Change in operating assets and liabilities:
Sponsor’s fee payable	13,365	(5,758)
Net cash provided by (used in) operating activities	$–	$–

Supplemental disclosure of non-cash information
Gold bullion contributed for Shares issued	$116,418,428	$2,695,902
Gold bullion distributed for Shares redeemed	$(26,173,315)	$(60,576,749)

See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024

Net assets, beginning of year	$62,102,631	$113,858,013
Net investment loss	(142,813)	(111,126)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	4,270,206	4,789,192
Net change in unrealized appreciation (depreciation) on investment in gold	30,460,624	1,447,399
Net increase (decrease) in net assets resulting from operations	34,588,017	6,125,465
Capital Share Transactions:
Contributions for Shares issued	116,418,428	2,695,902
Distributions for Shares redeemed	(26,173,315)	(60,576,749)
Net increase (decrease) in net assets from capital share transactions	90,245,113	(57,880,847)
Net assets, end of year	$186,935,761	$62,102,631

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

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Fund’s Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”). BNYM also serves as the custodian of the Fund’s cash (the "Cash Custodian"), if any. JPMorgan Chase Bank, N.A., London branch (“JPMorgan”), is the custodian (the “Gold Custodian”) of the Fund’s gold bullion. CSC Delaware Trust Company, a subsidiary of Corporation Service Company, is the Trustee of the Trust. Franklin Distributors, LLC is the marketing agent of the Trust (the “Marketing Agent”).

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

The accompanying audited financial statements were prepared in accordance with GAAP and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1. Basis of Presentation

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

The financial statements are presented for the Fund, which is the sole series of the Trust. Financial statements for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the financial statements relate to the Fund, which is the sole series of the Trust. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish. Combined financial statements for the Trust as registrant, and the Fund are presented separately within this report.

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

The Fund’s policy is to value the investment in gold bullion at fair value. The NAV is computed based upon the total value of the assets of the Fund (i.e., gold and cash) less its liabilities. The Administrator generally will value any gold bullion held by the Fund on the basis of the price of an ounce of gold as determined by the ICE Benchmark Administration Limited (“IBA”), a benchmark administrator, which provides an independently administered auction process, as well as the overall administration and governance for the London Bullion Market Association. In determining the NAV, the Administrator generally will value the gold bullion held by the Fund on the basis of the LBMA Gold Price PM.

The Administrator calculates the NAV on each day NYSE Arca is open for regular trading, at 12:00 PM New York time. If no LBMA Gold Price (AM or PM) is made on a particular evaluation day or if the LBMA Gold Price PM has not been announced by 12:00 PM New York time on a particular evaluation day, the next most recent LBMA Gold Price AM or PM will be used in the determination of the NAV, unless the Sponsor determines that such price is inappropriate to use as the basis for such determination. If the Sponsor determines that such price is inappropriate to use, it shall identify an alternate basis for evaluation of the gold bullion held by the Fund that the Sponsor determines fairly represents the commercial value of the Fund's gold bullion.

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

At March 31, 2025, the value of the gold bullion held by the Fund is categorized as Level 1.

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

The Fund’s only ordinary recurring expense is the Sponsor’s fee of 0.15% of the NAV of the Fund (“Sponsor fee”). The Sponsor fee is calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and is payable by the Fund monthly in arrears. The Fund’s expenses will reduce the NAV of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian (the Cash Custodian and Gold Custodian, collectively) and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees.

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

Changes in the Shares for the year from April 1, 2024 to March 31, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	3,150,000	116,418,428
Redemption of Shares	(750,000)	(26,173,315)
Balance at March 31, 2025	4,500,000	136,536,467

Changes in the Shares for the year from April 1, 2023 to March 31, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2023	4,300,000	$104,172,201
Creation of Shares	100,000	2,695,902
Redemption of Shares	(2,300,000)	(60,576,749)
Balance at March 31, 2024	2,100,000	46,291,354

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Fund as of March 31, 2025 and 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the year from April 1, 2024 to March 31, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	42,022.504	116,418,428
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(49.900)	(129,448)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	–	4,270,206
Net change in unrealized appreciation (depreciation) on investment in gold	–	30,460,624
Balance at March 31, 2025	60,016.277	$186,956,705

The following represents the changes in ounces of gold held and the respective fair value during the year from April 1, 2023 to March 31, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2023	57,519.498	$113,871,350
Gold received for the creation of Shares	1,337.286	2,695,902
Gold distributed for the redemption of Shares	(30,748.616)	(60,576,749)
Principal on gold sales to pay expenses	(59.210)	(116,884)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	–	4,789,192
Net change in unrealized appreciation (depreciation) on investment in gold	–	1,447,399
Balance at March 31, 2024	28,048.958	$62,110,210

4. RELATED PARTIES

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2025, no shares of the Fund were held by any related party.

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

  6. FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024

Net asset value per Share, beginning of year	$29.57	$26.48
Net investment loss(a)	$(0.05)	(0.04)
Net realized and unrealized gain (loss) on investment in gold	12.02	3.13
Net change in net assets from operations(b)	11.97	3.09
Net asset value per Share, end of year	$41.54	$29.57

Total return, at net asset value(c)	40.48%	11.67%

Ratio to average net assets
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

(a)	Calculated using average Shares outstanding.
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

9. OPERATING SEGMENTS

The Trust and the Fund have adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. The update is limited to disclosure requirements and does not impact the Trust's or the Fund's financial position or results of operations.

The Fund, which is the sole series of the Trust, and the Trust operate as a single operating segment, which is an investment portfolio. Executive officers of the Fund’s Sponsor perform the functions of the Chief Operating Decision Maker (CODM), evaluating fund-wide results and performance under a unified investment strategy. The CODM uses these measures to assess fund performance and allocate resources effectively. Internal reporting provided to the CODM aligns with the accounting policies and measurement principles used in the financial statements.

For information regarding segment assets, segment profit or loss, and significant expenses, refer to the Statements of Assets and Liabilities and the Statements of Operations, along with the related Notes to Financial Statements. The Schedule of Investments provide details of each Fund's investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10. SUBSEQUENT EVENTS

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

Date: June 27, 2025

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.