Form 10-Q
period 2025-06-30
Franklin Templeton Holdings Trust
filed 2025-08-14
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or
   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-41435

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

SPONSORED BY FRANKLIN HOLDINGS, LLC
(Exact name of registrant as specified in its charter)

Delaware	87-6458919
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

One Franklin Parkway
San Mateo, CA 94403-1906
(650) 312-2000
(Address of principal executive offices, telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares of Franklin Responsibly Sourced Gold ETF	FGDL	NYSE Arca, Inc.

Securities registered or to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 5,300,000 outstanding shares as of August 1, 2025.

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
●
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;
●
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;
●
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or
●
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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements of the Trust and the Fund

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	June 30, 2025	March 31, 2025
Assets
Investment in gold, at fair value(a)	$227,910,897	$186,956,705
Total assets	227,910,897	186,956,705

Liabilities
Sponsor's fee payable	28,656	20,944
Total liabilities	28,656	20,944
Commitments and contingencies (Note 7)
Net assets	$227,882,241	$186,935,761

Shares issued and outstanding(b)	5,200,000	4,500,000
Net asset value per Share	$43.82	$41.54

(a)
Cost of investment in gold bullion: $179,060,386 at June 30, 2025 and $145,309,087 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

June 30, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	69,327.563	$179,060,386	$227,910,897	100.01%
Total investments	69,327.563	$179,060,386	$227,910,897	100.01%
Less liabilities			(28,656)	(0.01)%
Net assets			$227,882,241	100.00%

March 31, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	60,016.277	$145,309,087	$186,956,705	100.01%
Total investments	60,016.277	$145,309,087	$186,956,705	100.01%
Less liabilities			(20,944)	(0.01)%
Net assets			$186,935,761	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Expenses
Sponsor's fee	$84,273	$25,549
Total expenses	84,273	25,549
Net investment loss	(84,273)	(25,549)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	2,885,981	5,214
Net change in unrealized appreciation (depreciation) on investment in gold	7,202,893	3,230,298
Net realized and change in unrealized gain (loss) on investment in gold	10,088,874	3,235,512
Net increase (decrease) in net assets resulting from operations	$10,004,601	$3,209,963
Net increase (decrease) in net assets per Share(a)	$1.94	$1.47

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$76,561	$24,495
Expenses – Sponsor’s fee paid	(76,561)	(24,495)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$10,004,601	$3,209,963
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	76,561	24,495
Net realized (gain) loss	(2,885,981)	(5,214)
Net change in unrealized (appreciation) depreciation	(7,202,893)	(3,230,298)
Change in operating assets and liabilities:
Sponsor’s fees payable	7,712	1,054
Net cash provided by (used in) operating activities	$–	$–
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$45,549,915	$3,146,487
Gold bullion distributed for Shares redeemed	$(14,608,036)	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Net assets, beginning of period	$186,935,761	$62,102,631
Net investment loss	(84,273)	(25,549)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	2,885,981	5,214
Net change in unrealized appreciation (depreciation) on investment in gold	7,202,893	3,230,298
Net increase (decrease) in net assets resulting from operations	10,004,601	3,209,963
Capital Share Transactions:
Contributions for Shares issued	45,549,915	3,146,487
Distributions for Shares redeemed	(14,608,036)	–
Net increase (decrease) in net assets from capital share transactions	30,941,879	3,146,487
Net assets, end of period	$227,882,241	$68,459,081

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to the Combined Financial Statements (Unaudited)

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

The accompanying combined statements of assets and liabilities and combined schedules of investments at June 30, 2025 and March 31, 2025, the combined statements of operations, combined statements of cash flows and combined statements of changes in net assets for the quarters ended June 30, 2025, and June 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

At June 30, 2025, and March 31, 2025, the value of the gold bullion held by the Fund is categorized as Level 1.

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

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	1,050,000	45,549,915
Redemption of Shares	(350,000)	(14,608,036)
Balance at June 30, 2025	5,200,000	$167,478,346

Changes in the Shares for the quarter from April 1, 2024 to June 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	100,000	3,146,487
Redemption of Shares	–	–
Balance at June 30, 2024	2,200,000	$49,437,841

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2025 and March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	14,001.581	45,549,915
Gold distributed for the redemption of Shares	(4,666.909)	(14,608,036)
Principal on gold sales to pay expenses	(23.386)	(76,561)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	2,885,981
Net change in unrealized appreciation (depreciation) on investment in gold	–	7,202,893
Balance at June 30, 2025	69,327.563	$227,910,897

The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2024 to June 30, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	1,335.464	3,146,487
Gold distributed for the redemption of Shares	–	–
Principal on gold sales to pay expenses	(10.483)	(24,495)
Net realized gain (loss) from gold transferred to pay expenses	–	5,214
Net change in unrealized appreciation (depreciation) on investment in gold	–	3,230,298
Balance at June 30, 2024	29,373.939	$68,467,714

4. RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

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

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Net asset value per Share, beginning of period	$41.54	$29.57
Net investment loss(a)	(0.02)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	2.30	1.56
Net change in net assets from operations(b)	2.28	1.55
Net asset value per Share, end of period	$43.82	$31.12

Total return, at net asset value(c)	5.49%	5.24%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

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

For information regarding segment assets, segment profit or loss, and significant expense, refer to the Combined Statements of Assets and Liabilities and the Combined Statements of Operations, along with the related Notes to the Combined Financial Statements. The Combined Schedules of Investments provide details of the Fund's investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Combined Financial Highlights.

10. SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	June 30, 2025	March 31, 2025
Assets
Investment in gold, at fair value(a)	$227,910,897	$186,956,705
Total assets	227,910,897	186,956,705

Liabilities
Sponsor's fee payable	28,656	20,944
Total liabilities	28,656	20,944
Commitments and contingencies (Note 7)
Net assets	$227,882,241	$186,935,761

Shares issued and outstanding(b)	5,200,000	4,500,000
Net asset value per Share	$43.82	$41.54

(a)   Cost of investment in gold bullion: $179,060,386 at June 30, 2025 and $145,309,087 at March 31, 2025.
(b)   No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments (Unaudited)

June 30, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as % of Net Assets
Investment in gold	69,327.563	$179,060,386	$227,910,897	100.01%
Total investments	69,327.563	$179,060,386	$227,910,897	100.01%
Less liabilities			(28,656)	(0.01)%
Net assets			$227,882,241	100.00%

March 31, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as % of Net Assets
Investment in gold	60,016.277	$145,309,087	$186,956,705	100.01%
Total investments	60,016.277	$145,309,087	$186,956,705	100.01%
Less liabilities			(20,944)	(0.01)%
Net assets			$186,935,761	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Expenses
Sponsor's fee	$84,273	$25,549
Total expenses	84,273	25,549
Net investment loss	(84,273)	(25,549)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	2,885,981	5,214
Net change in unrealized appreciation (depreciation) on investment in gold	7,202,893	3,230,298
Net realized and change in unrealized gain (loss) on investment in gold	10,088,874	3,235,512
Net increase (decrease) in net assets resulting from operations	$10,004,601	$3,209,963
Net increase (decrease) in net assets per Share(a)	$1.94	$1.47

(a)   Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$76,561	$24,495
Expenses – Sponsor’s fee paid	(76,561)	(24,495)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$10,004,601	$3,209,963
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	76,561	24,495
Net realized (gain) loss	(2,885,981)	(5,214)
Net change in unrealized (appreciation) depreciation	(7,202,893)	(3,230,298)
Change in operating assets and liabilities:
Sponsor’s fees payable	7,712	1,054
Net cash provided by (used in) operating activities	$–	$–
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$45,549,915	$3,146,487
Gold bullion distributed for Shares redeemed	$(14,608,036)	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Net assets, beginning of period	$186,935,761	$62,102,631
Net investment loss	(84,273)	(25,549)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	2,885,981	5,214
Net change in unrealized appreciation (depreciation) on investment in gold	7,202,893	3,230,298
Net increase (decrease) in net assets resulting from operations	10,004,601	3,209,963
Capital Share Transactions:
Contributions for Shares issued	45,549,915	3,146,487
Distributions for Shares redeemed	(14,608,036)	–
Net increase (decrease) in net assets from capital share transactions	30,941,879	3,146,487
Net assets, end of period	$227,882,241	$68,459,081

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

The accompanying statements of assets and liabilities and schedules of investments at June 30, 2025 and March 31, 2025, the statements of operations, statements of cash flows and statements of changes in net assets for the quarters ended June 30, 2025, and June 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

At June 30, 2025, and March 31, 2025, the value of the gold bullion held by the Fund is categorized as Level 1.

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

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount^

Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	1,050,000	45,549,915
Redemption of Shares	(350,000)	(14,608,036)
Balance at June 30, 2025	5,200,000	$167,478,346

 Changes in the Shares for the quarter from April 1, 2024 to June 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	100,000	3,146,487
Redemption of Shares	–	–
Balance at June 30, 2024	2,200,000	$49,437,841

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2025 and March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	14,001.581	45,549,915
Gold distributed for the redemption of Shares	(4,666.909)	(14,608,036)
Principal on gold sales to pay expenses	(23.386)	(76,561)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	2,885,981
Net change in unrealized appreciation (depreciation) on investment in gold	–	7,202,893
Balance at June 30, 2025	69,327.563	$227,910,897

The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2024 to June 30, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	1,335.464	3,146,487
Gold distributed for the redemption of Shares	–	–
Principal on gold sales to pay expenses	(10.483)	(24,495)
Net realized gain (loss) from gold transferred to pay expenses	–	5,214
Net change in unrealized appreciation (depreciation) on investment in gold	–	3,230,298
Balance at June 30, 2024	29,373.939	$68,467,714

4. RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust on behalf of the Fund and may from time to time employ legal counsel for the Fund.

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates and each is considered to be a related party to the Trust and the Fund. Franklin Resources, Inc. (“FRI”) is the ultimate parent company of the Sponsor and the Marketing Agent. FRI is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid through the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2025, and March 31, 2025, no shares of the Fund were held by any related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024

Net asset value per Share, beginning of period	$41.54	$29.57
Net investment loss(a)	(0.02)	(0.01)
Net realized and unrealized gain (loss) on investment in gold	2.30	1.56
Net change in net assets from operations(b)	2.28	1.55
Net asset value per Share, end of period	$43.82	$31.12

Total return, at net asset value(c)	5.49%	5.24%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

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

For information regarding segment assets, segment profit or loss, and significant expense, refer to the Statements of Assets and Liabilities and the Statements of Operations, along with the related Notes to Financial Statements. The Schedules of Investments provide details of the Fund's investments that generate returns such as realized and unrealized gains or losses. Performance metrics and expense ratios are disclosed in the Financial Highlights.

10. SUBSEQUENT EVENTS

The Trust and the Fund have evaluated subsequent events through the issuance of the financial statements and determined that no such events have occurred that require disclosure.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the shares), the Trust’s and the Fund’s operations, the Sponsors’ plans and references to the Trust’s and the Fund’s future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Trust and the Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management’s estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors are discussed in: Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q; Part I, Item 1A. Risk Factors of this Form 10-K, and other parts of this Form 10-Q. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s as well as the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as the Trust’s application of accounting policies. A description of the valuation of gold, a critical accounting policy that is important to understanding the results of operations and financial position of the Trust and the Fund is presented in the Trust’s Annual Report on Form 10-K in the section entitled “Valuation of Gold and Computation of Net Asset Value”. In addition, please refer to Note 2 to the Financial Statements for further discussion of the accounting policies followed by the Fund and the Trust.

The gold bullion held on behalf of the Fund at the vaults of the Gold Custodian is audited each year generally coinciding with the Fund's financial year end at March 31. On April 1, 2025, Bureau Veritas Commodities UK LTD concluded the audit inspection procedures with respect to the Fund's gold bullion held by the Gold Custodian. The audit findings did not identify non-conformities.

Results of Operations

At June 30, 2025, the Custodian held 69,327.563 ounces of gold on behalf of the Fund in its vault, with a market value of $227,910,897 (cost: $179,060,386) based on the LBMA Gold Price PM at period end.

For the Three Months Ended June 30, 2025

For the three months ended June 30 2025, 1,050,000 Shares were issued in exchange for 14,001.581 ounces of gold and 350,000 Shares were redeemed in exchange for 4,666.909 ounces of gold. The Fund’s NAV per Share began the period at $41.54 and ended the period at $43.82. The 5.49% increase in the Fund's NAV from $41.54 at March 31, 2025 to $43.82 at June 30, 2025 is directly related to the 5.53% increase in the price of gold during the same period. The Fund's NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor's fee, which was $84,273 for the period.

Net realized and unrealized gain on investment in gold for the three months ended June 30, 2025 was $10,088,874, which includes a realized gain of $16,737 on the sale of gold to pay the Sponsor Fee, realized gain of $2,869,244 on the sale of gold for redemptions, and net change in unrealized appreciation on investment in gold of $7,202,893. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $3,115.10 per ounce as of March 31, 2025 to $3,287.45 per ounce as of June 30, 2025. Net increase in net assets resulting from operations was $10,004,601 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in gold of $10,088,874, offset by the Sponsor Fee of $84,273. Net assets increased to $227,882,241 on June 30, 2025. The increase in net assets primarily resulted from net capital share transactions of $30,941,879, in addition to the aforementioned gold price appreciation. Other than the Sponsor's fee, the Fund had no expenses during the three months ended June 30, 2025.

For the Three Months Ended June 30, 2024

For the three months ended June 30, 2024, 100,000 Shares were issued in exchange for 1,335.464 ounces of gold and no Shares were redeemed. The Fund’s NAV per Share began the period at $29.57 and ended the period at $31.12. The increase in NAV per Share was due to a higher price of gold of $2,330.90 at period end, which represented an increase of 5.26% from $2,214.35 at March 31, 2024.

The change in net assets from operations for the three months ended June 30, 2024 was $3,209,963, which was due to (i) payment of the Sponsor Fee of $(25,549), (ii) net realized gain from gold distributed for the redemption of shares and sold to pay expenses of $5,214 and (iii) a net change in unrealized appreciation (depreciation) on investment in gold of $3,230,298. Other than the Sponsor Fee, the Fund had no expenses during the three months ended June 30, 2024.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At June 30, 2025, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At June 30, 2025 and March 31, 2025, the Trust and the Fund did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from April 1, 2025 to June 30, 2025.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for the period are as below:

Period	Average	High	Date	Low	Date	End of period (1)	Last business day
April 1, 2025 to June 30, 2025	3,278.88	3,435.35	June 13, 2025	3,014.75	April 07, 2025	3,287.45	June 30, 2025

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

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Fund's disclosure controls and procedures, and have concluded as of the end of the period covered by this report on Form 10-Q that the disclosure controls and procedures of the Fund operated effectively at reasonable assurance levels.

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

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 13, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceeding threatened against the Trust or Fund.

Item 1A.
Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed on June 30, 2025 for the fiscal year ended March 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its transactions with Authorized Participants, the Fund redeemed 7 Creation Units (comprising 350,000 Shares) during the quarter ended June 30, 2025. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
April 1, 2025 – April 30, 2025	200,000	$40.20
May 1, 2025 – May 31, 2025	150,000	43.78
June 1, 2025 – June 30, 2025	-	-

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2025.

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

Date: August 13, 2025

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.