Form 10-Q
period 2025-09-30
Franklin Templeton Holdings Trust
filed 2025-11-13
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or
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

The registrant had 7,750,000 outstanding shares as of November 4, 2025.

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
FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page
Combined Statements of Assets and Liabilities at September 30, 2025 and March 31, 2025 for Franklin Templeton Holdings Trust	5
Combined Schedules of Investments at September 30, 2025 and March 31, 2025 for Franklin Templeton Holdings Trust	6
Combined Statements of Operations for the three and six month periods ended September 30, 2025 and 2024 for Franklin Templeton Holdings Trust	7
Combined Statements of Cash Flows for the six month periods ended September 30, 2025 and 2024 for Franklin Templeton Holdings Trust	8
Combined Statements of Changes in Net Assets for the three and six month periods ended September 30, 2025 and 2024 for Franklin Templeton Holdings Trust	9
Notes to the Combined Financial Statements for Franklin Templeton Holdings Trust	10
Statements of Assets and Liabilities at September 30, 2025 and March 31, 2025 for Franklin Responsibly Sourced Gold ETF	15
Schedules of Investments at September 30, 2025 and March 31, 2025 for Franklin Responsibly Sourced Gold ETF	16
Statements of Operations for the three and six month periods ended September 30, 2025 and 2024 for Franklin Responsibly Sourced Gold ETF	17
Statements of Cash Flows for the six month periods ended September 30, 2025 and 2024 for Franklin Responsibly Sourced Gold ETF	18
Statements of Changes in Net Assets for the three and six month periods ended September 30, 2025 and 2024 for Franklin Responsibly Sourced Gold ETF	19
Notes to Financial Statements for Franklin Responsibly Sourced Gold ETF	20

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	September 30, 2025	March 31, 2025
Assets
Investment in gold, at fair value(a)	$377,251,778	$186,956,705
Total assets	377,251,778	186,956,705

Liabilities
Sponsor's fee payable	36,831	20,944
Total liabilities	36,831	20,944
Commitments and contingencies (Note 7)
Net assets	$377,214,947	$186,935,761

Shares issued and outstanding(b)	7,400,000	4,500,000
Net asset value per Share	$50.97	$41.54

(a)
Cost of investment in gold bullion: $286,845,363 at September 30, 2025 and $145,309,087 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

September 30, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	98,620.181	$286,845,363	$377,251,778	100.01%
Total investments	98,620.181	$286,845,363	$377,251,778	100.01%
Less liabilities			(36,831)	(0.01)%
Net assets			$377,214,947	100.00%

March 31, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	60,016.277	$145,309,087	$186,956,705	100.01%
Total investments	60,016.277	$145,309,087	$186,956,705	100.01%
Less liabilities			(20,944)	(0.01)%
Net assets			$186,935,761	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Expenses
Sponsor's fee	$97,539	$28,305	$181,812	$53,854
Total expenses	97,539	28,305	181,812	53,854
Net investment loss	(97,539)	(28,305)	(181,812)	(53,854)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	21,629	6,556	2,907,610	11,770
Net change in unrealized appreciation (depreciation) on investment in gold	41,555,904	9,018,985	48,758,797	12,249,283
Net realized and change in unrealized gain (loss) on investment in gold	41,577,533	9,025,541	51,666,407	12,261,053
Net increase (decrease) in net assets resulting from operations	$41,479,994	$8,997,236	$51,484,595	$12,207,199
Net increase (decrease) in net assets per Share(a)	$7.38	$3.97	$9.56	$5.48

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2025	For the Six Months Ended September 30, 2024

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$165,925	$51,629
Expenses – Sponsor’s fee paid	(165,925)	(51,629)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$51,484,595	$12,207,199
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	165,925	51,629
Net realized (gain) loss	(2,907,610)	(11,770)
Net change in unrealized (appreciation) depreciation	(48,758,797)	(12,249,283)
Change in operating assets and liabilities:
Sponsor’s fees payable	15,887	2,225
Net cash provided by (used in) operating activities	$–	$–
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$153,402,627	$11,678,377
Gold bullion distributed for Shares redeemed	$(14,608,036)	$–

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Net assets, beginning of period	$227,882,241	$68,459,081	$186,935,761	$62,102,631
Net investment loss	(97,539)	(28,305)	(181,812)	(53,854)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	21,629	6,556	2,907,610	11,770
Net change in unrealized appreciation (depreciation) on investment in gold	41,555,904	9,018,985	48,758,797	12,249,283
Net increase (decrease) in net assets resulting from operations	41,479,994	8,997,236	51,484,595	12,207,199
Capital Share Transactions:
Contributions for Shares issued	107,852,712	8,531,890	153,402,627	11,678,377
Distributions for Shares redeemed	–	–	(14,608,036)	–
Net increase (decrease) in net assets from capital share transactions	107,852,712	8,531,890	138,794,591	11,678,377
Net assets, end of period	$377,214,947	$85,988,207	$377,214,947	$85,988,207

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

The accompanying combined statements of assets and liabilities and combined schedules of investments at September 30, 2025 and March 31, 2025 and the combined statements of operations, combined statements of cash flows and combined statements of changes in net assets for the quarters ended September 30, 2025, and September 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

At September 30, 2025, and March 31, 2025, the value of the gold bullion held by the Fund is categorized as Level 1.

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

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on an as-needed basis to pay the Sponsor’s fee. For the quarter ended September 30, 2025, the Fund accrued the Sponsor's Fee of $97,539.

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

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at July 1, 2025	5,200,000	$167,478,346
Creation of Shares	2,200,000	107,852,712
Redemption of Shares	-	-
Balance at September 30, 2025	7,400,000	$275,331,058

Changes in the Shares for the quarter from July 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at July 1, 2024	2,200,000	$49,437,841
Creation of Shares	250,000	8,531,890
Redemption of Shares	-	-
Balance at September 30, 2024	2,450,000	$57,969,731

Changes in the Shares for the six months from April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	3,250,000	153,402,627
Redemption of Shares	(350,000)	(14,608,036)
Balance at September 30, 2025	7,400,000	$275,331,058

Changes in the Shares for the six months from April 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	350,000	11,678,377
Redemption of Shares	-	-
Balance at September 30, 2024	2,450,000	$57,969,731

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2025 and March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Amount in ounces	Amount in US$
Balance at July 1, 2025	69,327.563	$227,910,897
Gold received for the creation of Shares	29,318.609	107,852,712
Gold distributed for the redemption of Shares	-	-
Principal on gold sales to pay expenses	(25.991)	(89,364)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	-	21,629
Net change in unrealized appreciation (depreciation) on investment in gold	-	41,555,904
Balance at September 30, 2025	$98,620.181	$377,251,778

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2024 to September 30, 2024:

	Amount in ounces	Amount in US$
Balance at July 1, 2024	29,373.939	$68,467,714
Gold received for the creation of Shares	3,336.631	8,531,890
Gold distributed for the redemption of Shares	-	-
Principal on gold sales to pay expenses	(11.085)	(27,134)
Net realized gain (loss) from gold transferred to pay expenses	-	6,556
Net change in unrealized appreciation (depreciation) on investment in gold	-	9,018,985
Balance at September 30, 2024	32,699.485	$85,998,011

The following represents the changes in ounces of gold held and the respective fair value during the six months from April 1, 2025 to September 30, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	43,320.190	153,402,627
Gold distributed for the redemption of Shares	(4,666.909)	(14,608.036)
Principal on gold sales to pay expenses	(49.377)	(165,925)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	-	2,907,610
Net change in unrealized appreciation (depreciation) on investment in gold	-	48,758,797
Balance at September 30, 2025	98,620.181	$377,251,778

The following represents the changes in ounces of gold held and the respective fair value during the six months April 1, 2024 to September 30, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	4,672.095	11,678,377
Gold distributed for the redemption of Shares	-	-
Principal on gold sales to pay expenses	(21.568)	(51,629)
Net realized gain (loss) from gold transferred to pay expenses	-	11,770
Net change in unrealized appreciation (depreciation) on investment in gold	-	12,249,283
Balance at September 30, 2024	32,699.485	$85,998,011

4. RELATED PARTIES

The Sponsor of the Trust is Franklin Holdings, LLC. The Sponsor is responsible for establishing the Trust and for the registration of the Shares. The Sponsor generally oversees the performance of the Fund’s principal service providers but does not exercise day-to-day oversight over such service providers. The Sponsor, with assistance and support from the Administrator, is responsible for preparing and filing periodic reports on behalf of the Trust and the Fund with the SEC and will provide any required certification for such reports. The Sponsor has designated the independent registered public accounting firm of the Trust, on behalf of the Fund, and may from time to time employ legal counsel for the Fund.

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

5. CONCENTRATION OF RISK

The Fund’s sole business activity is the investment in gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries, and new production projects; (ii) investors’ expectations regarding future inflation rates; (iii) currency exchange rate volatility; (iv) interest rate volatility; and (v) political, economic, global or regional incidents or financial events and situations, including tariffs, sanctions, and other restrictions on trade. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the shares to decline proportionately. Each of these events could have a material effect on the Trust’s and the Fund’s financial position and results of operations.

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Net asset value per Share, beginning of period	$43.82	$31.12	$41.54	$29.57
Net investment loss(a)	(0.02)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	7.17	3.99	9.46	5.55
Net change in net assets from operations(b)	7.15	3.98	9.43	5.53
Net asset value per Share, end of period	$50.97	$35.10	$50.97	$35.10

Total return, at net asset value(c)	16.32%	12.79%	22.70%	18.70%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	September 30, 2025	March 31, 2025
Assets
Investment in gold, at fair value(a)	$377,251,778	$186,956,705
Total assets	377,251,778	186,956,705

Liabilities
Sponsor's fee payable	36,831	20,944
Total liabilities	36,831	20,944
Commitments and contingencies (Note 7)
Net assets	$377,214,947	$186,935,761

Shares issued and outstanding(b)	7,400,000	4,500,000
Net asset value per Share	$50.97	$41.54

(a)
Cost of investment in gold bullion: $286,845,363 at September 30, 2025 and $145,309,087 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments (Unaudited)

September 30, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	98,620.181	$286,845,363	$377,251,778	100.01%
Total investments	98,620.181	$286,845,363	$377,251,778	100.01%
Less liabilities			(36,831)	(0.01)%
Net assets			$377,214,947	100.00%

March 31, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	60,016.277	$145,309,087	$186,956,705	100.01%
Total investments	60,016.277	$145,309,087	$186,956,705	100.01%
Less liabilities			(20,944)	(0.01)%
Net assets			$186,935,761	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024
Expenses
Sponsor's fee	$97,539	$28,305	$181,812	$53,854
Total expenses	97,539	28,305	181,812	53,854
Net investment loss	(97,539)	(28,305)	(181,812)	(53,854)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	21,629	6,556	2,907,610	11,770
Net change in unrealized appreciation (depreciation) on investment in gold	41,555,904	9,018,985	48,758,797	12,249,283
Net realized and change in unrealized gain (loss) on investment in gold	41,577,533	9,025,541	51,666,407	12,261,053
Net increase (decrease) in net assets resulting from operations	$41,479,994	$8,997,236	$51,484,595	$12,207,199
Net increase (decrease) in net assets per Share(a)	$7.38	$3.97	$9.56	$5.48

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2025	For the Six Months Ended September 30, 2024

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$165,925	$51,629
Expenses – Sponsor’s fee paid	(165,925)	(51,629)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$51,484,595	$12,207,199
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	165,925	51,629
Net realized (gain) loss	(2,907,610)	(11,770)
Net change in unrealized (appreciation) depreciation	(48,758,797)	(12,249,283)
Change in operating assets and liabilities:
Sponsor’s fees payable	15,887	2,225
Net cash provided by (used in) operating activities	$–	$–
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$153,402,627	$11,678,377
Gold bullion distributed for Shares redeemed	$(14,608,036)	$–

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Net assets, beginning of period	$227,882,241	$68,459,081	$186,935,761	$62,102,631
Net investment loss	(97,539)	(28,305)	(181,812)	(53,854)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	21,629	6,556	2,907,610	11,770
Net change in unrealized appreciation (depreciation) on investment in gold	41,555,904	9,018,985	48,758,797	12,249,283
Net increase (decrease) in net assets resulting from operations	41,479,994	8,997,236	51,484,595	12,207,199
Capital Share Transactions:
Contributions for Shares issued	107,852,712	8,531,890	153,402,627	11,678,377
Distributions for Shares redeemed	–	–	(14,608,036)	–
Net increase (decrease) in net assets from capital share transactions	107,852,712	8,531,890	138,794,591	11,678,377
Net assets, end of period	$377,214,947	$85,988,207	$377,214,947	$85,988,207

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

The accompanying statement of assets and liabilities and schedules of investments at September 30, 2025 and March 31, 2025 and the statements of operations, statements of cash flows and statements of changes in net assets for the quarters ended September 30, 2025 and September 30, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

2.1. Basis of Presentation

The Sponsor has determined that the Fund falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

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

At September 30, 2025 and March 31, 2025, the value of the gold bullion held by the Fund is categorized as Level 1.

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

The Fund’s only ordinary recurring expense is the Sponsor’s fee of 0.15% of the NAV of the Fund (“Sponsor fee”). The Sponsor fee is calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and is payable by the Fund monthly in arrears. The Fund’s expenses will reduce the NAV of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian (the Cash Custodian and Gold Custodian, collectively) and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses up to $500,000 per annum in legal fees and expenses and applicable license fees.

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on an as-needed basis to pay the Sponsor’s fee. For the quarter ended September 30, 2025, the Fund accrued the Sponsor's Fee of $97,539.

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

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at July 1, 2025	5,200,000	$167,478,346
Creation of Shares	2,200,000	107,852,712
Redemption of Shares	–	–
Balance at September 30, 2025	7,400,000	$275,331,058

Changes in the Shares for the quarter from July 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at July 1, 2024	2,200,000	$49,437,841
Creation of Shares	250,000	8,531,890
Redemption of Shares	–	–
Balance at September 30, 2024	2,450,000	$57,969,731

Changes in the Shares for the six months from April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	3,250,000	153,402,627
Redemption of Shares	(350,000)	(14,608,036)
Balance at September 30, 2025	7,400,000	$275,331,058

Changes in the Shares for the six months from April 1, 2024 to September 30, 2024 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	350,000	11,678,377
Redemption of Shares	–	–
Balance at September 30, 2024	2,450,000	$57,969,731

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2025 and March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Amount in ounces	Amount in US$
Balance at July 1, 2025	69,327.563	$227,910,897
Gold received for the creation of Shares	29,318.609	107,852,712
Gold distributed for the redemption of Shares	–	–
Principal on gold sales to pay expenses	(25.991)	(89,364)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	21,629
Net change in unrealized appreciation (depreciation) on investment in gold	–	41,555,904
Balance at September 30, 2025	98,620.181	$377,251,778

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2024 to September 30, 2024:

	Amount in ounces	Amount in US$
Balance at July 1, 2024	29,373.939	$68,467,714
Gold received for the creation of Shares	3,336.631	8,531,890
Gold distributed for the redemption of Shares	–	–
Principal on gold sales to pay expenses	(11.085)	(27,134)
Net realized gain (loss) from gold transferred to pay expenses	–	6,556
Net change in unrealized appreciation (depreciation) on investment in gold	–	9,018,985
Balance at September 30, 2024	32,699.485	$85,998,011

The following represents the changes in ounces of gold held and the respective fair value during the six months from April 1, 2025 to September 30, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	43,320.190	153,402,627
Gold distributed for the redemption of Shares	(4,666.909)	(14,608,036)
Principal on gold sales to pay expenses	(49.377)	(165,925)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	2,907,610
Net change in unrealized appreciation (depreciation) on investment in gold	–	48,758,797
Balance at September 30, 2025	98,620.181	$377,251,778

The following represents the changes in ounces of gold held and the respective fair value during the six months April 1, 2024 to September 30, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	4,672.095	11,678,377
Gold distributed for the redemption of Shares	–	–
Principal on gold sales to pay expenses	(21.568)	(51,629)
Net realized gain (loss) from gold transferred to pay expenses	–	11,770
Net change in unrealized appreciation (depreciation) on investment in gold	–	12,249,283
Balance at September 30, 2024	32,699.485	$85,998,011

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

5. CONCENTRATION OF RISK

The Fund’s sole business activity is the investment in gold bullion. Several factors could affect the price of gold: (i) global gold supply and demand, which is influenced by such factors as forward selling by gold producers, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries, and new production projects; (ii) investors’ expectations regarding future inflation rates; (iii) currency exchange rate volatility; (iv) interest rate volatility; and (v) political, economic, global or regional incidents or financial events and situations, including tariffs, sanctions, and other restrictions on trade. In addition, there is no assurance that gold will maintain its long-term value in terms of purchasing power in the future. In the event that the price of gold declines, the Sponsor expects the value of an investment in the shares to decline proportionately. Each of these events could have a material effect on the Trust’s and the Fund’s financial position and results of operations.

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Net asset value per Share, beginning of period	$43.82	$31.12	$41.54	$29.57
Net investment loss(a)	(0.02)	(0.01)	(0.03)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	7.17	3.99	9.46	5.55
Net change in net assets from operations(b)	7.15	3.98	9.43	5.53
Net asset value per Share, end of period	$50.97	$35.10	$50.97	$35.10

Total return, at net asset value(c)	16.32%	12.79%	22.70%	18.70%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

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

Results of Operations

At September 30, 2025, the Custodian held 98,620.181 ounces of gold on behalf of the Fund in its vault, with a market value of $377,251,778 (cost: $286,845,363) based on the LBMA Gold Price at period end.

Results of Operations for the Three Months Ended September 30, 2025

For the three months ended September 30, 2025, 2,200,000 Shares were issued in exchange for 29,318.609 ounces of gold and no Shares were redeemed. The Fund’s NAV per Share began the period at $43.82 and ended the period at $50.97. The 16.32% increase in the Fund's NAV from $43.82 at June 30, 2025 to $50.97 at September 30, 2025 is directly related to the 16.36% increase in the price of gold. The Fund's NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor's fee, which was $97,539 for the period.

Net realized and change in unrealized gain on investment in gold for the three months ended September 30, 2025, was approximately $41,577,533 which includes a realized gain of $21,629 on the sale of gold to pay the Sponsor Fee, and net change in unrealized appreciation on investment in gold of approximately $41,555,904. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $3,287.45 per ounce as of June 30, 2025 to $3,825.30 per ounce as of September 30, 2025. Net increase in net assets resulting from operations was approximately $41,479,994 for the three months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in gold of $41,577,533, offset by the Sponsor Fee of $97,539. Net assets increased to approximately $377,214,947 on September 30, 2025. The increase in net assets primarily resulted from net capital share transactions of approximately $107,852,712, in addition to the aforementioned gold price appreciation. Other than the Sponsor's fee the Fund had no expenses during the three months ended September 30, 2025.

Results of Operations for the Three Months Ended September 30, 2024

For the three months ended September 30, 2024, 250,000 Shares were issued in exchange for 3,336.631 ounces of gold and no Shares were redeemed. The Fund’s NAV per Share began the period at $31.12 and ended the period at $35.10. The increase in NAV per Share was due to a higher price of gold of $2,629.95 per fine ounce at period end, which represented an increase of 12.83% from $2,330.90 per fine ounce at June 30, 2024.

The change in net assets from operations for the three months ended September 30, 2024 was $8,997,236, which was due to (i) the Sponsor Fee of $28,305, (ii) realized gain on sale of gold to pay expenses of $6,556 and (iii) a net change in unrealized appreciation (depreciation) on investment in gold of $9,018,985. Other than the Sponsor Fee the Fund had no expenses during the three months ended September 30, 2024.

Results of Operations For the Six Months Ended September 30, 2025

For the six months ended September 30 2025, 3,250,000 Shares were issued in exchange for 43,320.190 ounces of gold and 350,000 Shares were redeemed in exchange for 4,666.909 ounces of gold. The Fund’s NAV per Share began the period at $41.54 and ended the period at $50.97. The 22.70% increase in the Fund's NAV from $41.54 at March 31, 2025 to $50.97 at September 30, 2025 is directly related to the 22.80% increase in the price of gold. The Fund's NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor's fee, which was $181,812 for the period.

Net realized and change in unrealized gain on investment in gold for the six months ended September 30, 2025, was approximately $51,666,407 which includes a realized gain of $38,366 on the sale of gold to pay the Sponsor Fee, realized gain of $2,869,244 on the sale of gold for redemptions, and net change in unrealized appreciation on investment in gold of approximately $48,758,797. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $3,115.10 per ounce as of March 31, 2025 to $3,825.30 per ounce as of September 30, 2025. Net increase in net assets resulting from operations was approximately $51,484,595 for the six months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in gold of $51,666,407, offset by the Sponsor Fee of $181,812. Net assets increased to approximately $377,214,947 on September 30, 2025. The increase in net assets primarily resulted from net capital share transactions of approximately $138,794,591, in addition to the aforementioned gold price appreciation. Other than the Sponsor's fee the Fund had no expenses during the six months ended September 30, 2025.

Results of Operations For the Six Months Ended September 30, 2024

For the six months ended September 30, 2024, 350,000 Shares were issued and in exchange for 4,672.095 ounces of gold and no Shares were redeemed. The Fund’s NAV per Share began the period at $29.57 and ended the period at $35.10. The increase in NAV per Share was due to a higher price of gold of $2,629.95 per fine ounce at period end, which represented an increase of 18.77% from $2,214.35 per fine ounce at March 31, 2024.

The change in net assets from operations for the six months ended September 30, 2024 was $12,207,199, which was due to (i) the Sponsor Fee of $53,854, (ii) realized gain on sale of gold to pay expenses of $11,770 and (iii) a net change in unrealized appreciation (depreciation) on investment in gold of $12,249,283. Other than the Sponsor Fee the Fund had no expenses during the six months ended September 30, 2024.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At September 30, 2025, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At September 30, 2025 and March 31, 2025, the Trust and the Fund did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from July 1, 2025 to September 30, 2025.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
July 1, 2025 to September 30, 2025	3,458.23	3,826.85	September 29, 2025	3,298.85	July 31, 2025	3,825.30	September 30, 2025

(1)     The end of period gold price is the LBMA Gold Price PM on the last business day of the period.

Item 3.
Quantitative and Qualitative Disclosure About Market Risk

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

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 13, 2025, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 1A.
Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2025, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2025 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the quarter ended September 30, 2025.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2025.

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

Date: November 13, 2025

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.