Form 10-Q
period 2025-12-31
Franklin Templeton Holdings Trust
filed 2026-02-17
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025
or
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

The registrant had 8,250,000 outstanding shares as of February 4, 2026.

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

●
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

●
the date on which the Trust is deemed to be a “large-accelerated filer” (generally defined under applicable SEC rules as an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

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
FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST
Index to Unaudited Financial Statements

Page
Combined Statements of Assets and Liabilities at December 31, 2025 and March 31, 2025 for Franklin Templeton Holdings Trust	5
Combined Schedules of Investments at December 31, 2025 and March 31, 2025 for Franklin Templeton Holdings Trust	6
Combined Statements of Operations for the three and nine month periods ended December 31, 2025 and 2024 for Franklin Templeton Holdings Trust	7
Combined Statements of Cash Flows for the nine month periods ended December 31, 2025 and 2024 for Franklin Templeton Holdings Trust	8
Combined Statements of Changes in Net Assets for the three and nine month periods ended December 31, 2025 and 2024 for Franklin Templeton Holdings Trust	9
Notes to the Combined Financial Statements for Franklin Templeton Holdings Trust	10
Statements of Assets and Liabilities at December 31, 2025 and March 31, 2025 for Franklin Responsibly Sourced Gold ETF	15
Schedules of Investments at December 31, 2025 and March 31, 2025 for Franklin Responsibly Sourced Gold ETF	16
Statements of Operations for the three and nine month periods ended December 31, 2025 and 2024 for Franklin Responsibly Sourced Gold ETF	17
Statements of Cash Flows for the nine month periods ended December 31, 2025 and 2024 for Franklin Responsibly Sourced Gold ETF	18
Statements of Changes in Net Assets for the three and nine month periods ended December 31, 2025 and 2024 for Franklin Responsibly Sourced Gold ETF	19
Notes to Financial Statements for Franklin Responsibly Sourced Gold ETF	20

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	December 31, 2025	March 31, 2025
Assets
Investment in gold, at fair value(a)	$464,881,473	$186,956,705
Total assets	464,881,473	186,956,705

Liabilities
Sponsor's fee payable	56,605	20,944
Total liabilities	56,605	20,944
Commitments and contingencies (Note 7)
Net assets	$464,824,868	$186,935,761

Shares issued and outstanding(b)	8,100,000	4,500,000
Net asset value per Share	$57.39	$41.54

(a)
Cost of investment in gold bullion: $326,196,160 at December 31, 2025 and $145,309,087 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

December 31, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	107,912.458	$326,196,160	$464,881,473	100.01%
Total investments	107,912.458	$326,196,160	$464,881,473	100.01%
Less liabilities			(56,605)	(0.01)%
Net assets			$464,824,868	100.00%

March 31, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	60,016.277	$145,309,087	$186,956,705	100.01%
Total investments	60,016.277	$145,309,087	$186,956,705	100.01%
Less liabilities			(20,944)	(0.01)%
Net assets			$186,935,761	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Expenses
Sponsor's fee	$160,945	$38,441	$342,757	$92,294
Total expenses	160,945	38,441	342,757	92,294
Net investment loss	(160,945)	(38,441)	(342,757)	(92,294)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	40,960	4,249,440	2,948,570	4,261,209
Net change in unrealized appreciation (depreciation) on investment in gold	48,278,898	(6,114,720)	97,037,695	6,134,563
Net realized and change in unrealized gain (loss) on investment in gold	48,319,858	(1,865,280)	99,986,265	10,395,772
Net increase (decrease) in net assets resulting from operations	$48,158,913	$(1,903,721)	$99,643,508	$10,303,478
Net increase (decrease) in net assets per Share(a)	$6.24	$(0.66)	$16.16	$4.21

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2025	For the Nine Months Ended December 31, 2024

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$307,096	$84,660
Expenses – Sponsor’s fee paid	(307,096)	(84,660)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$99,643,508	$10,303,478
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	307,096	84,660
Net realized (gain) loss	(2,948,570)	(4,261,209)
Net change in unrealized (appreciation) depreciation	(97,037,695)	(6,134,563)
Change in operating assets and liabilities:
Sponsor’s fees payable	35,661	7,634
Net cash provided by (used in) operating activities	$–	$–
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$192,853,635	$61,737,195
Gold bullion distributed for Shares redeemed	$(14,608,036)	$(26,173,315)

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Net assets, beginning of period	$377,214,947	$85,988,207	$186,935,761	$62,102,631
Net investment loss	(160,945)	(38,441)	(342,757)	(92,294)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	40,960	4,249,440	2,948,570	4,261,209
Net change in unrealized appreciation (depreciation) on investment in gold	48,278,898	(6,114,720)	97,037,695	6,134,563
Net increase (decrease) in net assets resulting from operations	48,158,913	(1,903,721)	99,643,508	10,303,478
Capital Share Transactions:
Contributions for Shares issued	39,451,008	50,058,818	192,853,635	61,737,195
Distributions for Shares redeemed	–	(26,173,315)	(14,608,036)	(26,173,315)
Net increase (decrease) in net assets from capital share transactions	39,451,008	23,885,503	178,245,599	35,563,880
Net assets, end of period	$464,824,868	$107,969,989	$464,824,868	$107,969,989

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

The accompanying combined statements of assets and liabilities and combined schedules of investments at December 31, 2025 and March 31, 2025 and the combined statements of operations, combined statements of cash flows and combined statements of changes in net assets for the periods ended December 31, 2025, and December 31, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

At December 31, 2025, and March 31, 2025, the value of the gold bullion held by the Fund is categorized as Level 1.

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

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on an as-needed basis to pay the Sponsor’s fee. For the quarter ended December 31, 2025, the Fund accrued the Sponsor's Fee of $160,945.

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

Changes in the Shares for the quarter from October 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount ^
Balance at October 1, 2025	7,400,000	$275,331,058
Creation of Shares	700,000	39,451,008
Redemption of Shares	–	–
Balance at December 31, 2025	8,100,000	$314,782,066

Changes in the Shares for the quarter from October 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount ^
Balance at October 1, 2024	2,450,000	$57,969,731
Creation of Shares	1,400,000	50,058,818
Redemption of Shares	(750,000)	(26,173,315)
Balance at December 31, 2024	3,100,000	$81,855,234

Changes in the Shares for the nine months from April 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount ^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	3,950,000	192,853,635
Redemption of Shares	(350,000)	(14,608,036)
Balance at December 31, 2025	8,100,000	$314,782,066

Changes in the Shares for the nine months from April 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount ^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	1,750,000	61,737,195
Redemption of Shares	(750,000)	(26,173,315)
Balance at December 31, 2024	3,100,000	$81,855,234

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2025 and March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter from October 1, 2025 to December 31, 2025:

	Amount in ounces	Amount in US$
Balance at October 1, 2025	98,620.181	$377,251,778
Gold received for the creation of Shares	9,326.172	39,451,008
Gold distributed for the redemption of Shares	–	–
Principal on gold sales to pay expenses	(33.895)	(141,171)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	40,960
Net change in unrealized appreciation (depreciation) on investment in gold	–	48,278,898
Balance at December 31, 2025	107,912.458	$464,881,473

The following represents the changes in ounces of gold held and the respective fair value during the quarter from October 1, 2024 to December 31, 2024:

	Amount in ounces	Amount in US$
Balance at October 1, 2024	32,699.485	$85,998,011
Gold received for the creation of Shares	18,678.465	50,058,818
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(12.494)	(33,032)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	4,249,440
Net change in unrealized appreciation (depreciation) on investment in gold	–	(6,114,720)
Balance at December 31, 2024	41,360.171	$107,985,202

The following represents the changes in ounces of gold held and the respective fair value during the nine months from April 1, 2025 to December 31, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	52,646.362	192,853,635
Gold distributed for the redemption of Shares	(4,666.909)	(14,608,036)
Principal on gold sales to pay expenses	(83.272)	(307,096)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	2,948,570
Net change in unrealized appreciation (depreciation) on investment in gold	–	97,037,695
Balance at December 31, 2025	107,912.458	$464,881,473

The following represents the changes in ounces of gold held and the respective fair value during the nine months from April 1, 2024 to December 31, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	23,350.560	61,737,195
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(34.062)	(84,660)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	4,261,209
Net change in unrealized appreciation (depreciation) on investment in gold	–	6,134,563
Balance at December 31, 2024	41,360.171	$107,985,202

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

The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor from the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Net asset value per Share, beginning of period	$50.97	$35.10	$41.54	$29.57
Net investment loss(a)	(0.02)	(0.01)	(0.06)	(0.04)
Net realized and unrealized gain (loss) on investment in gold	6.44	(0.26)	15.91	5.30
Net change in net assets from operations(b)	6.42	(0.27)	15.85	5.26
Net asset value per Share, end of period	$57.39	$34.83	$57.39	$34.83

Total return, at net asset value(c)	12.60%	(0.77)%	38.16%	17.79%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	December 31, 2025	March 31, 2025
Assets
Investment in gold, at fair value (a)	$464,881,473	$186,956,705
Total assets	464,881,473	186,956,705

Liabilities
Sponsor's fee payable	56,605	20,944
Total liabilities	56,605	20,944
Commitments and contingencies (Note 7)
Net assets	$464,824,868	$186,935,761

Shares issued and outstanding (b)	8,100,000	4,500,000
Net asset value per Share	$57.39	$41.54

(a)
Cost of investment in gold bullion: $326,196,160 at December 31, 2025 and $145,309,087 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments (Unaudited)

December 31, 2025	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	107,912.458	$326,196,160	$464,881,473	100.01%
Total investments	107,912.458	326,196,160	464,881,473	100.01%
Less liabilities			(56,605)	(0.01)%
Net assets			$464,824,868	100.00%

March 31, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	60,016.277	$145,309,087	$186,956,705	100.01%
Total investments	60,016.277	$145,309,087	$186,956,705	100.01%
Less liabilities			(20,944)	(0.01)%
Net assets			$186,935,761	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024
Expenses
Sponsor's fee	$160,945	$38,441	$342,757	$92,294
Total expenses	160,945	38,441	342,757	92,294
Net investment loss	(160,945)	(38,441)	(342,757)	(92,294)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	40,960	4,249,440	2,948,570	4,261,209
Net change in unrealized appreciation (depreciation) on investment in gold	48,278,898	(6,114,720)	97,037,695	6,134,563
Net realized and change in unrealized gain (loss) on investment in gold	48,319,858	(1,865,280)	99,986,265	10,395,772
Net increase (decrease) in net assets resulting from operations	$48,158,913	$(1,903,721)	$99,643,508	$10,303,478
Net increase (decrease) in net assets per Share(a)	$6.24	$(0.66)	$16.16	$4.21

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Nine Months Ended December 31, 2025	For the Nine Months Ended December 31, 2024

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$307,096	$84,660
Expenses – Sponsor’s fee paid	(307,096)	(84,660)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$99,643,508	$10,303,478
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	307,096	84,660
Net realized (gain) loss	(2,948,570)	(4,261,209)
Net change in unrealized (appreciation) depreciation	(97,037,695)	(6,134,563)
Change in operating assets and liabilities:
Sponsor’s fees payable	35,661	7,634
Net cash provided by (used in) operating activities	$–	$–
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$192,853,635	$61,737,195
Gold bullion distributed for Shares redeemed	$(14,608,036)	$(26,173,315)

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Net assets, beginning of period	$377,214,947	$85,988,207	$186,935,761	$62,102,631
Net investment loss	(160,945)	(38,441)	(342,757)	(92,294)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	40,960	4,249,440	2,948,570	4,261,209
Net change in unrealized appreciation (depreciation) on investment in gold	48,278,898	(6,114,720)	97,037,695	6,134,563
Net increase (decrease) in net assets resulting from operations	48,158,913	(1,903,721)	99,643,508	10,303,478
Capital Share Transactions:
Contributions for Shares issued	39,451,008	50,058,818	192,853,635	61,737,195
Distributions for Shares redeemed	–	(26,173,315)	(14,608,036)	(26,173,315)
Net increase (decrease) in net assets from capital share transactions	39,451,008	23,885,503	178,245,599	35,563,880
Net assets, end of period	$464,824,868	$107,969,989	$464,824,868	$107,969,989

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

The accompanying statement of assets and liabilities and schedules of investments at December 31, 2025 and March 31, 2025 and the statements of operations, statements of cash flows and statements of changes in net assets for the periods ended December 31, 2025 and December 31, 2024, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund (included above in a separate section of this report), and for the Fund separately, and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Fund’s financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

At December 31, 2025 and March 31, 2025, the value of the gold bullion held by the Fund is categorized as Level 1.

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

The Sponsor is not required to pay any extraordinary or non-routine expenses. The Fund will be responsible for the payment of such expenses to the extent any such expenses are incurred. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on an as-needed basis to pay the Sponsor’s fee. For the quarter ended December 31, 2025, the Fund accrued the Sponsor's Fee of $160,945.

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

Changes in the Shares for the quarter from October 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount ^
Balance at October 1, 2025	7,400,000	$275,331,058
Creation of Shares	700,000	39,451,008
Redemption of Shares	–	–
Balance at December 31, 2025	8,100,000	$314,782,066

Changes in the Shares for the quarter from October 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount ^
Balance at October 1, 2024	2,450,000	$57,969,731
Creation of Shares	1,400,000	50,058,818
Redemption of Shares	(750,000)	(26,173,315)
Balance at December 31, 2024	3,100,000	$81,855,234

Changes in the Shares for the nine months from April 1, 2025 to December 31, 2025 are as follows:

	Shares	Amount ^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	3,950,000	192,853,635
Redemption of Shares	(350,000)	(14,608,036)
Balance at December 31, 2025	8,100,000	$314,782,066

Changes in the Shares for the nine months from April 1, 2024 to December 31, 2024 are as follows:

	Shares	Amount ^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	1,750,000	61,737,195
Redemption of Shares	(750,000)	(26,173,315)
Balance at December 31, 2024	3,100,000	$81,855,234

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of December 31, 2025 and March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter from October 1, 2025 to December 31, 2025:

	Amount in ounces	Amount in US$
Balance at October 1, 2025	98,620.181	$377,251,778
Gold received for the creation of Shares	9,326.172	39,451,008
Gold distributed for the redemption of Shares	–	–
Principal on gold sales to pay expenses	(33.895)	(141,171)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	40,960
Net change in unrealized appreciation (depreciation) on investment in gold	–	48,278,898
Balance at December 31, 2025	107,912.458	$464,881,473

The following represents the changes in ounces of gold held and the respective fair value during the quarter from October 1, 2024 to December 31, 2024:

	Amount in ounces	Amount in US$
Balance at October 1, 2024	32,699.485	$85,998,011
Gold received for the creation of Shares	18,678.465	50,058,818
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(12.494)	(33,032)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	4,249,440
Net change in unrealized appreciation (depreciation) on investment in gold	–	(6,114,720)
Balance at December 31, 2024	41,360.171	$107,985,202

The following represents the changes in ounces of gold held and the respective fair value during the nine months from April 1, 2025 to December 31, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	52,646.362	192,853,635
Gold distributed for the redemption of Shares	(4,666.909)	(14,608,036)
Principal on gold sales to pay expenses	(83.272)	(307,096)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	2,948,570
Net change in unrealized appreciation (depreciation) on investment in gold	–	97,037,695
Balance at December 31, 2025	107,912.458	$464,881,473

The following represents the changes in ounces of gold held and the respective fair value during the nine months from April 1, 2024 to December 31, 2024:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	23,350.560	61,737,195
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(34.062)	(84,660)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	–	4,261,209
Net change in unrealized appreciation (depreciation) on investment in gold	–	6,134,563
Balance at December 31, 2024	41,360.171	$107,985,202

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

The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor from the Sponsor’s fee.

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of December 31, 2025 and March 31, 2025, no shares of the Fund were held by any related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Net asset value per Share, beginning of period	$50.97	$35.10	$41.54	$29.57
Net investment loss(a)	(0.02)	(0.01)	(0.06)	(0.04)
Net realized and unrealized gain (loss) on investment in gold	6.44	(0.26)	15.91	5.30
Net change in net assets from operations(b)	6.42	(0.27)	15.85	5.26
Net asset value per Share, end of period	$57.39	$34.83	$57.39	$34.83

Total return, at net asset value(c)	12.60%	(0.77)%	38.16%	17.79%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

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

The Fund issues Shares on a continuous basis. Shares are issued by the Fund only in one or more blocks of 50,000 Shares (a block of 50,000 Shares is called a “Creation Unit”) in exchange for gold from Authorized Participants, which is then allocated to the Fund and stored in a vault maintained by the Gold Custodian. The Fund issues and redeems Creation Units on an ongoing basis at Net Asset Value to Authorized Participants who have entered into an agreement with the Sponsor and the Administrator.

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

Results of Operations

At December 31, 2025, the Custodian held 107,912.458 ounces of gold on behalf of the Fund in its vault, with a market value of $464,881,473 (cost: $326,196,160) based on the LBMA Gold Price PM at quarter end.

Results of Operations for the quarter Ended December 31, 2025

For the three months ended December 31, 2025, 700,000 Shares were issued in exchange for 9,326.172 ounces of gold and no Shares were redeemed. The Fund’s NAV per Share began the period at $50.97 and ended the period at $57.39. The 12.60% increase in the Fund's NAV from $50.97 at September 30, 2025 to $57.39 at December 31, 2025 is directly related to the 12.62% increase in the price of gold. The Fund's NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor Fee, which was $160,945 for the period.

Net realized and change in unrealized gain on investment in gold for the three months ended December 31, 2025, was approximately $48,319,858 which includes a realized gain of $40,960 on the sale of gold to pay the Sponsor Fee, and net change in unrealized appreciation on investment in gold of approximately $48,278,898. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $3,825.30 per ounce as of September 30, 2025 to $4,307.95 per ounce as of December 31, 2025. Net increase in net assets resulting from operations was approximately $48,158,913 for the three months ended December 31, 2025, which consisted of the net realized and change in unrealized gain on investment in gold of $48,319,858, offset by the Sponsor Fee of $160,945. Net assets increased to approximately $464,824,868 on December 31, 2025. The increase in net assets primarily resulted from net capital share transactions of approximately $39,451,008, in addition to the aforementioned gold price appreciation. Other than the Sponsor Fee the Fund had no expenses during the three months ended December 31, 2025.

Results of Operations for the quarter Ended December 31, 2024

For the three months ended December 31, 2024, 1,400,000 Shares were issued in exchange for 18,678.465 ounces of gold and 750,000 Shares were redeemed in exchange for 10,005.285 ounces of gold. The Fund’s NAV per Share began the period at $35.10 and ended the period at $34.83. The decrease in NAV per Share was due to a lower price of gold of $2,610.85 per fine ounce at period end, which represented a decrease of (0.73)% from $2,629.95 per fine ounce at September 30, 2024.

The change in net assets from operations for the three months ended December 31, 2024 was $(1,903,721), which was due to (i) the Sponsor Fee of $38,441, (ii) realized gain on sale of gold to pay expenses of $4,249,440 and (iii) a net change in unrealized appreciation (depreciation) on investment in gold of $(6,114,720). Other than the Sponsor Fee the Fund had no expenses during the three months ended December 31, 2024.

Results of Operations for the Nine Months Ended December 31, 2025

For the nine months ended December 31, 2025, 3,950,000 Shares were issued in exchange for 52,646.362 ounces of gold and 350,000 Shares were redeemed in exchange for 4,666.909 ounces of gold. The Fund’s NAV per Share began the period at $41.54 and ended the period at $57.39. The 38.16% increase in the Fund's NAV from $41.54 at March 31, 2025 to $57.39 at December 31, 2025 is directly related to the 38.29% increase in the price of gold. The Fund's NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor Fee, which was $342,757 for the period.

Net realized and change in unrealized gain on investment in gold for the nine months ended December 31, 2025, was approximately $99,986,265 which includes a realized gain of $79,328 on the sale of gold to pay the Sponsor Fee, realized gain of $2,869,242 on the sale of gold for redemptions, and net change in unrealized appreciation on investment in gold of approximately $97,037,695. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $3,115.10 per ounce as of March 31, 2025 to $4,307.95 per ounce as of December 31, 2025. Net increase in net assets resulting from operations was approximately $99,643,508 for the nine months ended December 31, 2025, which consisted of the net realized and change in unrealized gain on investment in gold of $99,986,265, offset by the Sponsor Fee of $342,757. Net assets increased to approximately $464,824,868 on December 31, 2025. The increase in net assets primarily resulted from net capital share transactions of approximately $178,245,599, in addition to the aforementioned gold price appreciation. Other than the Sponsor Fee the Fund had no expenses during the nine months ended December 31, 2025.

Results of Operations for the Nine Months Ended December 31, 2024

For the nine months ended December 31, 2024, 1,750,000 Shares were issued in exchange for 23,350.560 ounces of gold and 750,000 Shares were redeemed in exchange for 10,005.285 ounces of gold. The Fund’s NAV per Share began the period at $29.57 and ended the period at $34.83. The increase in NAV per Share was due to a higher price of gold of $2,610.85 per fine ounce at period end, which represented an increase of 17.91% from $2,214.35 per fine ounce at March 31, 2024.

The change in net assets from operations for the nine months ended December 31, 2024 was $10,303,478, which was due to (i) realized gain on sale of gold to pay expenses of $4,261,209 and (ii) a net change in unrealized appreciation (depreciation) on investment of gold of $6,134,563, offset by the Sponsor Fee of $92,294. Other than the Sponsor Fee the Fund had no expenses during the nine months ended December 31, 2024.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Fund’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.15% of the daily net asset value of the Fund. The Sponsor’s annual fee accrues daily and is payable by the Fund monthly in arrears. In exchange for the Sponsor fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At December 31, 2025, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At December 31, 2025 and March 31, 2025, the Trust and the Fund did not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from October 1, 2025 to December 31, 2025.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
October 1, 2025 to December 31, 2025	4,148.44	4,480.80	December 24, 2025	3,872.00	October 1, 2025	4,307.95	December 31, 2025

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

Part II. OTHER INFORMATION
Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of February 17, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 1A.
Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in our Prospectus dated August 29, 2025 (Registration No. 3333-264468).

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the quarter ended December 31, 2025.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended December 31, 2025.

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

Date: February 17, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.