Form 10-K
period 2026-03-31
Franklin Templeton Holdings Trust
filed 2026-06-29
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

As of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s shares held by non-affiliates of the registrant was $382,284,000 based upon the last reported sales price for such date on the NYSE Arca, Inc.

The registrant had 7,750,000 outstanding shares as of June 9, 2026.

Documents Incorporated by reference: None

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

2

“Indirect Participants” — Those banks, brokers, dealers, trust companies and others who maintain, either directly or indirectly, a custodial relationship with a DTC Participant.

“LBMA” — The London Bullion Market Association. The LBMA is the trade association that acts as the coordinator for activities conducted on behalf of its members and other participants in the London bullion market. In addition to coordinating market activities, the LBMA acts as the principal point of contact between the market and its regulators. A primary function of the LBMA is its involvement in the promotion of refining standards by maintenance of the “London Good Delivery Lists,” which are the lists of LBMA accredited melters and assayers of gold. Further, the LBMA coordinates market clearing and vaulting, promotes good trading practices and develops standard documentation. The major participating members of the LBMA are regulated by the FCA in the United Kingdom under the FS Act.

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

“LPMCL” — The London Precious Metals Clearing Limited.

“Marketing Agent” — Franklin Distributors, LLC, which is registered as a broker-dealer under the Exchange Act, and a member in good standing of the Financial Industry Regulatory Authority, has been appointed to assist the Sponsor with certain marketing activities.

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

3

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. All forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

EMERGING GROWTH COMPANY STATUS

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). For as long as the Trust is an emerging growth company, the Trust may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Fund's periodic reports and audited financial statements in its prospectus, exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

Under the JOBS Act, the Trust will remain an emerging growth company until the earliest of:

•
the last day of the fiscal year during which the Trust has total annual gross revenues of $1.235 billion or more;

•
the last day of the fiscal year following the fifth anniversary of the completion of its initial public offering;

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a “large-accelerated filer” (generally an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

The JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.

4

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

5

PART I

Item 1.
Business

DESCRIPTION OF THE TRUST

The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Trust currently offers a single series, the Franklin Responsibly Sourced Gold ETF (the “Fund”). The Fund issues common units of beneficial interest ("Shares"), which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Shares are listed on NYSE Arca, Inc. (“NYSE Arca”) under the symbol “FGDL.” Shares are not obligations of, and are not guaranteed by, the Sponsor or any of its subsidiaries or affiliates. The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The assets of the Fund include only gold bullion and cash, if any.

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

The Fund issues and offers Shares on a continuous basis. The Fund creates and redeems Shares from time to time in Creation Units only to Authorized Participants in exchange for the delivery to the Fund, or the distribution by the Fund, of the amount of gold bullion represented by the Creation Units being created or redeemed. The amount of gold bullion required to be delivered to the Fund in connection with any creations, or paid out upon redemption, is based on the combined NAV of the number of Shares included in the Creation Units being created or redeemed, as applicable, determined on the day the order to create or redeem Creation Units is properly received and accepted, as described in the “Creations and Redemptions” section of the Fund’s prospectus.

BNY Mellon Asset Servicing, a division of The Bank of New York Mellon, or “BNYM,” is the Administrator (the “Administrator”) and Transfer Agent (the “Transfer Agent”) of the Fund. BNYM also serves as the custodian of the Fund’s cash (the “Cash Custodian”), if any. JPMorgan Chase Bank, N.A., London branch (“JPMorgan”), serves as the custodian (the “Gold Custodian”) of the Trust’s gold bullion. CSC Delaware Trust Company, a subsidiary of Corporation Service Company, is the sole trustee of the Trust (the “Trustee”). Franklin Distributors, LLC is the marketing agent of the Trust (the “Marketing Agent”).

The Fund is not managed like a corporation or an active investment vehicle. It does not have any officers, directors or employees. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and is not required to register under such act. The Trust does not and will not hold or trade in commodity futures contracts regulated under the Commodity Exchange Act (“CEA”). The Fund is not a commodity pool for purposes of the CEA and none of the Sponsor, Trustee or the Marketing Agent is subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator or a commodity trading advisor under the CEA in connection with the shares.

The Trust

The Trust is organized as a Delaware statutory trust. CSC Delaware Trust Company, a subsidiary of Corporation Service Company, is the Trustee of the Trust.

The Trust was formed and is operated in a manner such that a series is liable only for obligations attributable to such series. This means that Shareholders of the Fund are not subject to the losses or liabilities of any other series as may be created from time to time and shareholders of any such other series are not subject to the losses or liabilities of the Fund. Accordingly, the debts, liabilities, obligations and expenses (collectively, “Claims”) incurred, contracted for or otherwise existing solely with respect to the Fund are enforceable only against the assets of the Fund and not against any other series as may be established or the Trust generally. This limitation on liability is referred to as the “Inter-Series Limitation on Liability.” The Inter-Series Limitation on Liability is expressly provided for under the Delaware Statutory Trust Act, which provides that if certain conditions are met, then the debts of any particular series will be enforceable only against the assets of such series and not against the assets of any other series or the Trust generally. For the avoidance of doubt, the Inter-Series Limitation on Liability applies to each series of the Trust, including the Fund and any other series that may be established.

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

In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees. The Sponsor bears expenses in connection with the issuance and distribution of the securities being registered. The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on an as-needed basis to pay the Sponsor’s fee.

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

DESCRIPTION OF THE SHARES

The beneficial interest in the Trust may be divided into one or more series. The Fund is one such series. Each share of a series of the Trust shall represent an equal beneficial interest in the net assets of such series, and each holder of shares of a series shall be entitled to receive such holder’s pro rata share of distributions of income and capital gains, if any, made with respect to such series. Upon redemption of the shares of any series, the applicable shareholder shall be paid solely out of the Fund or Trust and property of such series of the Trust. All shares are fully paid and non-assessable.

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

The Sponsor maintains a public website on behalf of the Fund, containing information about the Fund and the Shares, including the Fund's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act, which can be accessed free of charge, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The Fund’s website is https://www.franklintempleton.com/investments/options/exchange-traded-funds/products/31714/SINGLCLASS/franklin-responsiblysourced-gold-etf/FGDL. The information on the Fund's website is not, and shall not be deemed to be, part of this report or incorporated into any other filings we make with the SEC. Additional information regarding the Trust may also be found on the SEC's EDGAR database at www.sec.gov.

Liability of the Sponsor and Indemnification

The Sponsor is not liable to the Trust, the Fund, or any future series of the Trust, the Trustee, or any Shareholder for any action taken or for refraining from taking any action in good faith, or for errors in judgment or for depreciation or loss incurred by reason of the sale of any gold bullion or other assets of the Fund or the Trust. However, the preceding liability exclusion will not protect the Sponsor against any liability resulting from its own gross negligence, bad faith, or willful misconduct.

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

The Trustee’s Role

Liability of the Trustee and indemnification

The Trustee is not liable or accountable to the Trust or any other person or under any agreement to which the Trust or any series of the Trust is a party, except for a Trustee’s breach of its obligations pursuant to the Declaration of Trust or its own willful misconduct, bad faith or gross negligence. The Trustee and each of its officers, affiliates, directors, employees, and agents will be indemnified by the Trust from and against any losses, claims, taxes, damages, reasonable expenses, and liabilities incurred with respect to the creation, operation or termination of the Trust, the execution, delivery or performance of the Declaration of Trust or the transactions contemplated thereby; provided that the indemnified party acted without willful misconduct, bad faith or gross negligence.

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

Resignation, discharge or removal of Trustee; successor trustees

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

THE CASH CUSTODIAN

BNYM serves as the custodian of the Fund’s cash, if any. Pursuant to the BNYM Custody Agreement, BNYM has agreed to establish and maintain one or more cash accounts for the Fund. BNYM shall also maintain books and records segregating the assets of the Fund from the assets of any other series of the Trust. With respect to all cash held pursuant to the BNYM Custody Agreement, BNYM shall, unless otherwise instructed to the contrary, (a) receive all income and other payments and advise the Fund as promptly as practicable of any such amounts due but not paid; and (b) endorse for collection checks, drafts or other negotiable instruments.

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

The Custodian is authorized to appoint from time to time one or more sub-custodians to hold the Fund’s gold bullion until it can be transported to the Custodian’s vault.

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

Under the customs and practices of the London bullion market, allocated gold bullion is held by custodians and, on their behalf, by sub-custodians under arrangements that permit each entity for which gold bullion is being held: (1) to request from the entity’s custodian (and a custodian or sub-custodian to request from its sub-custodian) a list identifying each gold bullion bar being held and the identity of the particular custodian or sub-custodian holding the gold bullion bar and (2) to request the entity’s custodian to withdraw the entity’s gold within two business days following demand for withdrawal. Each custodian or sub-custodian is obligated under the customs and practices of the London bullion market to provide the bar list and the identification of custodians and sub-custodians referred to in (1) above, and each custodian is obligated to release gold as requested. The Sponsor, the Fund and the Custodian have entered into custody agreements which accurately reflect the roles and liabilities of each party to the custody agreements.

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

Custody Agreements

The Allocated Gold Account Agreement and the Unallocated Gold Account Agreement between the Trust, on behalf of the Fund, and the Custodian establish the Fund Allocated Account and the Fund Unallocated Account, respectively. These agreements are sometimes referred to together as the “Custody Agreements.” The following is a description of the material terms of the Custody Agreements. As the Custody Agreements are similar in form, they are discussed together, with material distinctions between the agreements noted.

Deposits into the Fund Unallocated Account

The Fund may deposit gold into an Unallocated Account by procuring a book-entry transfer: (i) to the Custodian by arranging that its account with a third party in which the Custodian holds gold is credited with an amount of gold equal to the amount of gold to be recorded in the Fund Unallocated Account; or (ii) to the Fund Unallocated Account by the Fund arranging that a third party for whom the Custodian maintains an account holding gold instructs the Custodian to debit from its account with the Custodian an amount of gold and to credit such amount to the Fund Unallocated Account; or by the delivery of gold to the Custodian at its nominated London vault premises. No interest will be paid by the Custodian on any credit balance to the Fund Unallocated Account.

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

Deposits into the Fund Allocated Account

With respect to gold bullion delivered by Authorized Participants, the Custodian receives transfers of gold bullion into the Fund Allocated Account only at the Trust’s instructions by (1) procuring a book-entry transfer: (a) to the Custodian by arranging that the Custodian’s account with a Sub-Custodian with which the Custodian holds gold for the Fund is credited with the specific gold bullion (identified, whether by bar serial numbers or otherwise) to be recorded in the Fund’s Allocated Account; (b) to the Fund’s Allocated Account by the Fund arranging that a third party for whom the Custodian maintains an allocated account holding gold bullion instructs the Custodian to debit from its allocated account with the Custodian and to credit to the Fund’s Allocated Account the specific gold bullion (identified, whether by bar serial numbers or otherwise) to be recorded in the Fund’s Allocated Account; or (c) to the Fund’s Allocated Account by agreeing with the Custodian that, in relation to the specific gold bullion (identified, whether by bar serial numbers or otherwise) which the Custodian holds on an allocated basis for its own account and which is of the type which the Custodian has agreed to hold for the Fund, the Custodian debits from its account record of its own gold bullion and credits to the Fund’s Allocated Account such gold bullion (identified, whether by bar serial numbers or otherwise); or (2) the delivery of gold bullion to the Custodian at its nominated vault premises at the Fund’s expense and risk.

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

Exclusion of Liability

The Custodian will adhere to the standards of a Reasonable and Prudent Custodian (as defined in the Custody Agreement) in the performance of its duties under the Custody Agreements and is only responsible for any loss or damage suffered by the Fund as a direct result of any negligence, fraud, or willful default on the part of the Custodian in the performance of the duties under the Custody Agreements. The Custodian’s liability is further limited to the market value of the gold bullion held in the Fund Allocated Account and the amount of the gold bullion credited to the Fund Unallocated Account at the time of such negligence, fraud, or willful default. Furthermore, the Custodian has no duty to make or take or to require any sub-custodian selected by it to make or take any special arrangements or precautions beyond those required by the Custody Agreements.

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

Termination

Any party may terminate the Custody Agreement by giving not less than one hundred twenty (120) business days written notice to the other parties; and the Custody Agreement shall terminate automatically, without further notice or action by any party, upon a bankruptcy or insolvency event.

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

Authorized Participants are cautioned that some of their activities will result in their being deemed participants in a distribution in a manner which would render them statutory underwriters and subject them to the prospectus-delivery and liability provisions of the Securities Act, as described in the section “Plan of Distribution” in the Fund’s prospectus.

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

Certain Authorized Participants are able to participate directly in the gold bullion market and the gold futures market. In some cases, an Authorized Participant may from time to time acquire gold from or sell gold to its affiliated gold trading desk, which may profit in these instances. The Sponsor believes that the size and operation of the gold bullion market make it unlikely that an Authorized Participant’s direct activities in the gold or securities markets will impact the price of gold or the price of the Shares. Authorized Participants must be DTC Participants and must be registered as broker-dealers under the Exchange Act, and regulated by the Financial Industry Regulatory Authority (“FINRA”), or must be exempt from being or otherwise must not be required to be regulated or registered, and must be qualified to act as brokers or dealers in the states or other jurisdictions where the nature of their business so requires. Each Authorized Participant will have its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own business and the regulatory regime applicable thereto.

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

Rejection of Purchase Orders

The Fund has the right, but not the obligation, to reject a purchase order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) the Fund determines that acceptance of the order from an Authorized Participant would expose the Fund to credit risk; or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the purchase, for all practical purposes, not feasible to process.

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

The Fund has the right, but not the obligation, to reject a redemption order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) the Fund determines that acceptance of the order from an Authorized Participant would expose the Fund to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process. The Sponsor will not be liable to any person or liable in any way for any loss or damages that may result from any such suspension, postponement or rejection.

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

Market risk refers to the risk that the market price of gold held by the Fund may go up and down, sometimes rapidly or unpredictably. The market price of the gold has been historically unpredictable.

Because the Shares are designed to reflect the price of the gold after taking into account the Fund’s expenses, the market price of the Shares will be unpredictable, like the price of gold has historically been. This creates the potential for losses on your investment in the Shares, regardless of whether you hold Shares for a short-, mid- or long-term period. The value of Shares depends on the price of gold, and it is subject to fluctuations similar to those affecting gold prices. This exposes your investment in Shares to potential losses if you need to sell your Shares at a time when the price of gold is lower than it was when you made your investment in Shares. Even if you are able to hold Shares for the mid- or long-term, you may never realize a profit, because gold markets have historically experienced extended periods of flat or declining prices. The following specific factors may have the effect of causing a decline in the prices of gold and a corresponding decline in the price of Shares as discussed further below, including: (i) large scale sales of gold, including those by the official sector (governments, central banks and related institutions), which own a significant portion of the aggregate world gold holdings. If one or more of these institutions decide to sell in amounts large enough to cause a decline in world gold prices, the price of the Shares will be adversely affected; (ii) a significant increase in gold hedging activity by gold producers. Should there be an increase in the level of hedge activity of gold producing companies, it could cause a decline in world gold prices, which would adversely affect the price of the Shares; (iii) a significant change in the outlook of speculators and investors towards gold. Should the speculative community take a negative view towards gold, a decline in world gold prices could occur, negatively impacting the price of the Shares; (iv) global gold supply and demand, which is influenced by such factors as the use of gold in the fabrication of jewelry, as well as technology and industrial applications, purchases made by investors in the form of bars, coins and other gold products, purchases made by gold producers to unwind gold hedge positions, central bank purchases and sales, and production and cost levels in major gold-producing countries such as China, South Africa, the United States and Australia; (v) global or regional political, economic or financial crises, events and situations, including supply chain disruptions, trade disputes and economic sanctions, especially those unexpected in nature; (vi) expectations with respect to the rate of inflation, including actual or perceived changes to expectations; (vii) interest rates; (viii) investment and trading activities of hedge funds and commodity funds; (ix) other economic variables such as income growth, economic output and monetary policies; and (x) investor confidence.

In addition, certain events may trigger a temporary increase in the price of gold prior to your investment in the Shares. If that is the case, you will be buying Shares at prices affected by the temporarily high prices of gold, and you may incur losses to the extent the causes for the temporary increase disappear. War may cause severe disruptions in global gold markets, supply chains or trade. For example, Russia launched a large-scale invasion of Ukraine on February 24, 2022. The extent and duration of the military action, resulting sanctions and economic impacts are impossible to predict. These and any related events could cause volatility in precious metals prices and have a significant impact on Trust performance and the value of an investment in the Shares. Russia is a significant producer of gold. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List. As a result, while existing gold bars from these refiners are considered acceptable, new gold bars are not. Following an announcement at the G7 Summit to collectively ban the import of Russian gold, the UK passed regulations which prohibit the direct or indirect (i) import of gold that originated in Russia, (ii) acquisition of gold that originated in Russia or is located in Russia and (iii) supply or delivery of gold that originated in Russia, all after July 21, 2022. Similarly, U.S. regulations prohibit the import of gold of Russian origin into the United States on or after June 28, 2022 and European Union regulations prohibit the direct or indirect import, purchase or transfer of gold if it originates in Russia and has been exported from Russia after July 22, 2022. Although there was an initial increase in gold prices correlated with these events, there has not been a subsequent material impact on gold prices or volatility, the Fund’s performance share price or NAV. Similar conflicts, particularly within gold producing regions, or geopolitical instability in the future could negatively impact global gold markets and the Fund. In the event the price of gold declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The Fund is not a diversified investment and, therefore, may be more volatile than other investments.

An investment in the Fund is not intended as a complete investment plan. Because the Fund principally holds only gold, an investment in the Fund is likely to be more volatile than an investment in a more broadly diversified portfolio and may fluctuate substantially over time. The price of gold can be volatile because gold is comparatively less liquid than certain other commodities. An investment in the Fund may be deemed speculative. An investment in the Fund should be considered only by persons financially able to maintain their investment and who can bear the risk of loss associated with an investment in the Fund. Investors should review closely the objective and strategy, the investment and operating restrictions of the Fund and familiarize themselves with the risks associated with an investment in the Fund.

Adverse developments in gold bullion trading prices may adversely affect the value of an investment in the Fund.

One or more factors such as global gold supply and demand, exchange rate and interest rate volatility and inflation expectations may lead to a decrease in gold bullion trading prices. A decline in prices of gold will have a negative impact on the Fund’s NAV and Shares.

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

Large redemptions of the securities of ETFs or other exchange-traded vehicles tracking gold markets, which represent a significant proportion of demand for physical gold bullion, could negatively affect gold bullion prices and the price and NAV of the value of the Fund’s Shares.

Substantial sales of gold by the “official” sector could adversely affect the value of an investment in the Shares.

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

Geopolitical tensions or conflicts affecting significant gold producers could result in a decline in the price of gold and adversely affect the value of an investment in the Shares.

Global or regional military conflicts or acts of aggression may negatively affect global expectations for economic growth, exacerbate inflationary pressures, disrupt trading markets and/or supply chains and result in protracted volatility, which could have an adverse effect on the value of the Fund’s investments. For example, in the aftermath of Russia’s invasion of Ukraine in February 2022, gold prices experienced increased volatility in the near term. The extent and duration of Russia’s military actions and the ultimate repercussions of such actions (including any potential escalation, retaliatory actions or countermeasures that may be taken by countries or entities subject to sanctions, including cyber attacks) are impossible to predict. These and any related events could significantly impact the Fund’s performance and the value of an investment in the Fund. On March 7, 2022, the LBMA suspended six Russian gold and silver refiners from its Good Delivery List until further notice in light of sanctions imposed on Russia by the U.S., European Union and other countries in response to Russia’s invasion of Ukraine. As a result, while existing gold bars from these refiners are considered acceptable, newly minted gold bars produced by such refiners are effectively banned from trading in the loco London market. Although Russia is a significant producer of gold, following an initial increase in gold prices in late February 2022, there has not been a material impact on gold prices, the Fund’s performance or the NAV as a result of the suspension of Russian refiners from the Good Delivery List. Accordingly, the Fund does not expect that the suspension of Russian refiners will have a material impact on the supply of LBMA Good Delivery gold available to the Fund and other market participants. Any potential escalation of the conflict could negatively impact the Fund or global markets more broadly. In addition, similar events in the future, particularly where unanticipated by markets, could cause volatility in precious metals markets generally and the price of gold, which would have a negative impact on the Fund’s performance and the value of an investment in the Shares.

Potential discrepancies in the calculation, accuracy or reliability of the LBMA Gold Price PM, as well as any future changes to the LBMA Gold Price PM, could adversely affect the value of the gold bullion held by the Fund and the methodology used to calculate the value of an investment in the Fund.

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

If concerns about the accuracy or reliability of the LBMA Gold Price PM arise, even if eventually determined to be without merit, such concerns could adversely affect investor interest in gold and therefore adversely affect the price of gold and the value of an investment in the Shares. Because the Fund’s NAV is determined using the LBMA Gold Price PM, discrepancies in or manipulation of the calculation of the LBMA Gold Price PM could have an adverse impact on the value of an investment in the Shares. Furthermore, any concern about the integrity or reliability of the pricing mechanism could disrupt trading in gold and products using the LBMA Gold Price PM, such as the Shares. In addition, these concerns could potentially lead to both changes in the manner in which the LBMA Gold Price PM is calculated and/or the discontinuance of the LBMA Gold Price PM altogether. Each of these factors could lead to less liquidity or greater price volatility for gold and products using the LBMA Gold Price PM, such as the Shares, or otherwise could have an adverse impact on the trading price of the Shares.

RISKS RELATED TO THE FUND AND THE SHARES

The Fund is a passive investment vehicle and is not actively managed

The Fund is not actively managed, meaning it does not manage its portfolio to sell gold bullion at times when its price is high, or to acquire gold bullion at low prices in the expectation of future price increases. Also, the Fund does not use any hedging techniques to attempt to reduce the risks of losses resulting from gold price decreases.

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

While the Fund endeavors to hold only responsibly sourced gold, from time to time, in certain circumstances the Fund may hold pre-2012 gold, including, for example, due to a temporary supply constraint or lack of availability. In those circumstances, the Custodian will seek to replace any pre-2012 gold in the Fund’s allocated account with post-2012 gold as soon as reasonably practicable. With respect to gold bars refined by a LBMA Good Delivery refiner, to the extent that the gold bars are refined during the period of time that the refiner is on the LBMA Good Delivery current list, the subsequent removal of that refiner from the LBMA Good Delivery Current List to the LBMA Good Delivery Former List does not impact the status of those gold bars as London Good Delivery bars (i.e., such bars continue to be deemed London Good Delivery bars) and, therefore, those bars can continue to be held by the Fund. Neither the Sponsor nor the Fund is responsible for setting, implementing or enforcing the LBMA’s Good Delivery standards and may have limited or no ability to independently verify gold sourcing due diligence undertaken by the LBMA. Similarly, the Fund and the Sponsor cannot guarantee all gold held by the Fund, including gold derived from recycled sources, is ethically sourced or compliant with the Gold Guidance. The Fund is not an actively managed investment vehicle. The Sponsor does not make any decision or assessment related to gold sourcing based on its subjective judgment.

An active and liquid market for the Shares of the Fund may not be sustained.

If an active trading market for the Shares is not sustained, the market prices and liquidity of the Shares may be adversely affected. If an investor needs to sell Shares at a time when no active market for Shares exists, or there is a halt in trading of securities generally or of the Shares, this will most likely adversely affect the price the investor receives for the Shares (assuming the investor is able to sell them). The market value for the Shares may be highly volatile and could be subject to wide fluctuations after this offering, and therefore, it is difficult to predict the price at which the Shares will trade at any given time.

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

However, because Shares can be created and redeemed in Creation Units at NAV, the Sponsor does not expect large discounts or premiums to the NAV of the Fund to be sustained over the long term. While the creation/redemption feature is designed to make it more likely that Shares normally will trade on stock exchanges at prices close to the Fund’s next calculated NAV, exchange prices are not expected to correlate exactly with the Fund’s NAV due to timing reasons, supply and demand imbalances and other factors. In addition, disruptions to creations and redemptions, including disruptions at market makers or Authorized Participants, or to market participants or during periods of significant market volatility, may result in trading prices for Shares that differ significantly from NAV.

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

The Sponsor may amend the Declaration of Trust without the consent of the Shareholders.

The Sponsor may amend the Declaration of Trust, including to increase the Sponsor’s fee, without Shareholder consent. Such amendments shall be effective on such date as designated by the Sponsor in its sole discretion. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Declaration of Trust as amended without specific agreement to such increase.

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

The Trust or the Fund may have a limited duration in certain circumstances. Upon termination of the Fund or the Trust, the Trustee will sell gold in the amount necessary to cover all expenses of liquidation, and to pay any outstanding liabilities of the Fund. Sales of gold in connection with the liquidation of the Fund at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares. The Fund may be required to terminate and liquidate at a time that is disadvantageous to Shareholders.

Redemption orders may be subject to rejection, suspension or postponement.

The Fund has the right, but not the obligation, to reject any redemption order if (i) the order is not in proper form as described in the Participant Agreement, (ii) the fulfillment of the order, in the opinion of its counsel, might be unlawful, (iii) the Fund determines that acceptance of the order from an Authorized Participant would expose it to credit risk, or (iv) circumstances outside the control of the Administrator, the Sponsor or the Custodian make the redemption, for all practical purposes, not feasible to process.

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

If one or more Authorized Participants that have substantial interests in the Fund withdraws from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares. The liquidity of the Shares also may be affected by substantial redemptions by Authorized Participants related to or independent of the withdrawal from participation of Authorized Participants. In the event that there are substantial redemptions of Shares or one or more Authorized Participants with a substantial interest in the Shares withdraw from participation, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

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

Shareholders do not have the rights enjoyed by investors in certain other vehicles. The Shares have none of the statutory rights normally associated with the ownership of shares of a corporation (including, for example, the right to bring “oppression” or “derivative” actions). In addition, the Shares have limited voting and distribution rights (for example, Shareholders do not have the right to elect directors and will not receive dividends). Specifically, under the Declaration of Trust, shareholders have no voting rights except as the Sponsor may consider desirable and so authorize in its sole discretion from time to time.

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

The Trust is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, which include, among other things:

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

The Trust expects to remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary after its initial public offering of Shares occurs, (ii) the last day of the fiscal year in which it has annual gross revenue of $1.235 billion or more, or (iii) the date on which it is deemed to be a large accelerated filer under the federal securities laws.

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

A U.S. investor will be required to recognize gain or loss upon a sale of gold by the Fund (as discussed above), even though some or all of the proceeds of such sale are used by the Sponsor to pay the Fund’s expenses. U.S. investors may deduct their respective pro rata shares of each expense incurred by the Fund to the same extent as if they directly incurred such an expense. U.S. investors who are individual, estate, or trust, however, may be required to treat some or all of the expenses of the Fund as miscellaneous itemized deductions. An individual U.S. investor may not deduct miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning after December 31, 2025, an individual U.S. investor may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase-outs and other limitations under applicable provisions of the Internal Revenue Code of 1986, as amended, and the Treasury regulations thereunder and, if the U.S. investor is an individual subject to the U.S. federal alternative minimum tax, may not be deductible at all.

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

From time to time, unexpected events may disrupt the operations of the Fund. These events are referred to as either “Market Disruption Events” or “Extraordinary Events” depending largely on their significance and potential impact on the Fund. The occurrence of any Market Disruption Event or Extraordinary Event could have a material adverse impact on the Fund, the trading of Shares, and the value of an investment in the Shares. Examples of Market Disruption Events or Extraordinary Events include disruptions in the trading of gold, as well as delays or disruptions in the publication of the LBMA Gold Price. The occurrence of a Market Disruption Event or Extraordinary Event may result in, among other things (i) a disruption or change in the calculation of the LBMA Gold Price, (ii) the suspension or cancellation of creation and redemption transactions, and/or (iii) disruptions or halts in secondary market trading. Market Disruption Events and Extraordinary Events could also cause secondary market trading of Shares to be disrupted or halted for short or even long periods of time. To the extent trading continues during a Market Disruption Event or Extraordinary Event, it is expected that trading would be more volatile and that Shares would trade at wider discounts or premiums to net asset value. The occurrence of any Market Disruption Event or Extraordinary Event could have a material adverse impact on the Fund or its performance.

The Fund may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Fund.

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economies of many nations and the entire global economy as well as individual issuers, assets and capital markets and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store gold, restrictions on travel that delay or prevent the transportation of gold, and an increase in demand for gold may disrupt supply chains for gold, which could cause secondary market spreads to widen and compromise our ability to settle transactions on time. Any inability of the Fund to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver gold as a result of the outbreak will negatively affect the Fund's operations. Future infectious illness outbreaks or other public health emergencies could have similar or other unforeseen impacts and may exacerbate pre-existing political, social and economic risks in certain countries or globally, which could adversely affect the value of the Shares.

A public health emergency could result in an increase of the costs of the Fund and affect liquidity in the market for gold, as well as the correlation between the price of the Shares and the net asset value of the Fund, any of which could adversely affect the value of your Shares. In addition, a public health emergency could impair the information technology and other operational systems upon which the Fund's service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Fund's service providers to perform essential tasks on behalf of the Fund. Governmental and quasi-governmental authorities and regulators throughout the world have at times responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies and other issuers, new monetary tools and lower interest rates. An unexpected or sudden reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for gold, which could adversely affect the price of the Shares.

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
•
Recover through planning, improvements and communications (external and internal)
•
Conduct after-action evaluation to identify what went well, what did not go well and how to improve FRI’s systems after an issue

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

Assessment of Cybersecurity Risks

As of March 31, 2026, cybersecurity risks have not materially affected the Trust’s or the Fund’s ability to achieve its investment objective, results of operations or financial condition. However, future incidents could have a material impact on our ability to achieve the investment objective, results of operations, or financial condition.

Item 2.
Properties

Not applicable.

Item 3.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of June 29, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 4.
Mine Safety Disclosures

Not applicable.

PART II

Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Franklin Responsibly Sourced Gold ETF Shares are listed on the NYSE Arca under the symbol “FGDL” and have been listed since June 30, 2022. As of March 31, 2026, there were approximately 75 DTC participating shareholders of record of the Fund. Because most of the Fund's Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

(b) Not applicable.

(c) The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Trust redeemed 14 Creation Units (comprising 700,000 Shares) during the quarter ended March 31, 2026.

Period	Total Shares Redeemed	Average Price Per Share
January 1, 2026 – January 31, 2026	-	$-
February 1, 2026 – February 28, 2026	-	-
March 1, 2026 – March 31, 2026	700,000	62.92

Item 6.
[Reserved]

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the notes thereto of the Trust and the Fund, included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-K that address activities, events, or developments that may occur in the future, including such matters as future gold prices, gold sales, costs, objectives, changes in commodity prices and market conditions (for gold and the Shares), the operations of the Trust and the Fund, the Sponsor’s plans, references to the future success of the Trust and the Fund, and other similar matters, are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” and “predict,” variations of such words or their negatives, and similar expressions that reflect our current views with respect to future events and the performance of the Trust and the Fund are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties, many of which are difficult to predict and outside our control. Actual results could differ materially from those expressed or implied in these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that these estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Such factors are discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part I, Item 1A, “Risk Factors”; and other parts of this Form 10-K. We do not intend to update any forward-looking statements, even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

The Fund issues and offers Shares on a continuous basis. Shares are issued by the Fund only in one or more blocks of 50,000 Shares (a block of 50,000 Shares is called a “Creation Unit”) in exchange for gold from Authorized Participants, which is then allocated to the Fund and stored safely by the Custodian. The Fund issues and redeems Creation Units on an ongoing basis at Net Asset Value to Authorized Participants who have entered into an agreement with the Sponsor and the Administrator.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s and the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s as well as and the Trust’s application of accounting policies. Earlier in this report under the heading “Valuation of Gold and Computation of Net Asset Value” we describe the valuation of gold bullion, a critical accounting policy that we believe is important to understanding the results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of the accounting policies followed by the Fund and the Trust.

The gold bullion held on behalf of the Fund at the vaults of the Custodian is audited each year generally coinciding with the Fund’s financial year end at March 31 and/or the preparation of the Fund's annual report on Form 10-K. On June 1, 2026, Bureau Veritas Commodities UK LTD concluded the audit inspection procedures with respect to the Fund’s gold bullion held by the Custodian. The audit findings did not identify non-conformities.

Results of Operations

At March 31, 2026, the Custodian held 103,215.624 ounces of gold on behalf of the Fund, with a market value of $475,653,721 (cost: $319,559,905) based on the LBMA Gold Price PM at period end.

Results of Operations for the year ended March 31, 2026

For the year ended March 31, 2026, 4,300,000 Shares were issued in exchange for 57,308.239 ounces of gold and 1,050,000 Shares were redeemed in exchange for 13,988.775 ounces of gold. The Fund’s NAV per Share began the period at $41.54 and ended the period at $61.37. The 47.74% increase in the Fund's NAV per share from $41.54 at March 31, 2025 to $61.37 at March 31, 2026 is directly related to the 47.94% increase in the price of gold. The Fund's NAV per share increased slightly less than the price of gold on a percentage basis due to the Sponsor's fee, which was $540,465 for the year ended March 31, 2026.

Net realized and unrealized gain on investment in gold for the year ended March 31, 2026, was approximately $132,648,139 which included a realized gain of $150,444 on the sale of gold to pay the Sponsor Fee, realized gain of $18,051,497 on the sale of gold for redemptions, and net change in unrealized appreciation on investment in gold of approximately $114,446,198. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $3,115.10 per ounce as of March 31, 2025 to $4,608.35 per ounce as of March 31, 2026. Net increase in net assets resulting from operations was approximately $132,107,674 for the year ended March 31, 2026, which consisted of the net realized and unrealized gain on investment in gold of $132,648,139, offset by the Sponsor Fee of $540,465. Net assets increased to approximately $475,584,035 on March 31, 2026. The increase in net assets primarily resulted from net capital share transactions of approximately $156,540,600, in addition to the aforementioned gold price appreciation. Other than the Sponsor's fee, the Fund had no expenses during the year ended March 31, 2026.

Results of Operations for the year ended March 31, 2025

For the year ended March 31, 2025, 3,150,000 Shares were issued in exchange for 42,022.504 ounces of gold and 750,000 Shares were redeemed in exchange for 10,005.285 ounces of gold. The Fund’s NAV per Share began the period at $29.57 and ended the period at $41.54. The increase in NAV per Share was due to a higher price of gold of $3,115.10 at year end, which represented an increase of 40.68% from $2,214.35 at March 31, 2024.

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

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on an as-needed basis to pay the Sponsor’s fee.

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At March 31, 2026, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At March 31, 2026 and 2025, the Trust and the Fund do not have any off-balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from April 1, 2025 to March 31, 2026.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2025 to March 31, 2026	3,933.64	5,405.00	January 29, 2026	3,014.75	April 8, 2025	4,608.35	March 31, 2026

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

Item 8.
Financial Statements and Supplementary Data

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended June 30, September 30, December 31, 2025 and the three-month period and year ended March 31, 2026:

	Three Months ended June 30, 2025	Three Months ended September 30, 2025	Three Months ended December 31, 2025	Three Months ended March 31, 2026	Year ended March 31, 2026
Net investment income (loss)	$(84,273)	$(97,539)	$(160,945)	$(197,708)	$(540,465)
Net realized and change in unrealized gain (loss)	10,088,874	41,577,533	48,319,858	32,661,874	132,648,139
Net increase (decrease) in net assets resulting from operations	10,004,601	41,479,994	48,158,913	32,464,166	132,107,674
Net increase (decrease) in net asset value per share	1.94	7.38	6.24	3.93	19.78

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of March 31, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

The Principal Executive Officer and the Principal Financial Officer of the Sponsor assessed the effectiveness of the Trust’s and the Fund’s internal control over financial reporting as of March 31, 2026. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).

Their assessment included an evaluation of the design of the Trust’s and the Fund’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, Management, including the Principal Executive Officer and the Principal Financial Officer of the Sponsor concluded that the Trust and the Fund maintained effective internal control over financial reporting as of March 31, 2026.

This Annual Report does not include an attestation report of the registrant’s registered public accounting firm due to an exemption established by rules of the SEC.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to operations of both the Fund and the Trust, as the sole series of the Trust, and the Trust as registrant.

Item 9B.
Other Information

No officers or directors of the Sponsor have adopted, modified, or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2026.

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

David Mann – President and Chief Executive Officer

Christopher Kings – Chief Financial Officer

Christopher Berarducci – Chief Accounting Officer and Treasurer

Todd Mathias – Vice President

Julie Patel – Vice President and Secretary

Navid Tofigh – Vice President and Assistant Secretary

Lindsey Hicks – Assistant Treasurer

Ajay Narayan – Assistant Treasurer

Jeff White – Assistant Treasurer

The Trust does not have a code of ethics or insider trading policy governing the purchase, sale and other disposition of the Trust's and/or the Fund's investments as it does not have any directors, officers, or employees.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Principal Executive Officer, Principal Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers, would typically be performed by them. The Code of Ethics is available at https://www.franklinresources.com/governance/corporate-governance-documents. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) the prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

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

a)
Not applicable.

b)
Not applicable.

c)
Not applicable.

Item 13.
Certain Relationships and Related Transactions and Director Independence

Not applicable.

Item 14.
Principal Accountant Fees and Services

Fees for services performed by PricewaterhouseCoopers LLP (“PwC”), as paid by the Sponsor from the Sponsor Fee, for the year ended March 31, 2026 and 2025, were:

	2026	2025
Audit fees	$102,010	$101,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$102,010	$101,000

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

PART IV

Item 15.
Exhibits and Financial Statements Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Declaration of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

3.2	Certificate of Trust is incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

3.3	Amendment to Certificate of Trust is incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

4.3 (1)	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

5.1	Opinion of Stradley, Ronon, Stevens & Young as to legality is incorporated by reference to Exhibit 5.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

8.1	Opinion of Stradley, Ronon, Stevens & Young as to tax matters is incorporated by reference to Exhibit 8.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

10.1	Trust Allocated Gold Account Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

10.2	Trust Unallocated Gold Account Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

10.3	Custody Agreement (Cash) with The Bank of New York Mellon is incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.4	License Agreement with The Bank of New York Mellon is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.5	Transfer Agency Agreement with The Bank of New York Mellon is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.6	Fund Administration and Accounting Agreement with The Bank of New York Mellon is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.7	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.8	Sponsor Agreement is incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

19.1 (1)	Code of Ethics and Business Conduct

23.1(1)	Consent of PricewaterhouseCoopers LLP.

23.2	Consents of Stradley Ronon Stevens & Young, LLP (included in Exhibits 5.1 and 8.1)

24.1	Powers of Attorney are incorporated by reference to Exhibit 24.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

31.1 (1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1(2)	Compensation Recovery Policy

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(1)
Filed herewith.
(2)
Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended March 31, 2024, filed on July 1, 2024.

Item 16.
Form 10-K Summary

Not applicable.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Templeton Holdings Trust

Opinion on the Financial Statements

We have audited the accompanying combined statements of assets and liabilities, including the combined schedules of investments, of Franklin Templeton Holdings Trust and Franklin Responsibly Sourced Gold ETF (the “Trust”) as of March 31, 2026 and 2025, and the related combined statements of operations, cash flows and changes in net assets for each of the two years in the period ended March 31, 2026, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Trust as of March 31, 2026 and 2025, and the results of its operations, its cash flows and changes in its net assets for each of the two years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP
San Francisco, California
June 29, 2026

We have served as the Trust’s auditor since 2022.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Assets and Liabilities

	March 31, 2026	March 31, 2025

Assets
Investment in gold, at fair value(a)	$475,653,721	$186,956,705
Total assets	475,653,721	186,956,705

Liabilities
Sponsor's fee payable	69,686	20,944
Total liabilities	69,686	20,944
Commitments and contingencies (Note 7)
Net assets	$475,584,035	$186,935,761

Shares issued and outstanding(b)	7,750,000	4,500,000
Net asset value per Share	$61.37	$41.54

(a)
Cost of investment in gold bullion: $319,559,905 at March 31, 2026 and $145,309,087 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedules of Investments

March 31, 2026
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	103,215.624	$319,559,905	$475,653,721	100.01%
Total investments	103,215.624	$319,559,905	$475,653,721	100.01%
Less liabilities			(69,686)	(0.01)%
Net assets			$475,584,035	100.00%

March 31, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	60,016.277	$145,309,087	$186,956,705	100.01%
Total investments	60,016.277	$145,309,087	$186,956,705	100.01%
Less liabilities			(20,944)	(0.01)%
Net assets			$186,935,761	100.00%

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Operations

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Expenses
Sponsor's fee	$540,465	$142,813
Total expenses	540,465	142,813
Net investment loss	(540,465)	(142,813)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	18,201,941	4,270,206
Net change in unrealized appreciation (depreciation) on investment in gold	114,446,198	30,460,624
Net realized and change in unrealized gain (loss) on investment in gold	132,648,139	34,730,830
Net increase (decrease) in net assets resulting from operations	132,107,674	34,588,017
Net increase (decrease) in net assets per Share(a)	$19.78	$12.69

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Cash Flows

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$491,723	$129,448
Expenses – Sponsor’s fee paid	(491,723)	(129,448)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of year	–	–
Cash, end of year	$–	$–

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$132,107,674	$34,588,017
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	491,723	129,448
Net realized gain (loss)	(18,201,941)	(4,270,206)
Net change in unrealized appreciation (depreciation)	(114,446,198)	(30,460,624)
Change in operating assets and liabilities:
Sponsor’s fee payable	48,742	13,365
Net cash provided by (used in) operating activities:	$–	$–

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$215,191,777	$116,418,428
Gold bullion distributed for Shares redeemed	(58,651,177)	(26,173,315)

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Changes in Net Assets

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Net assets, beginning of year	$186,935,761	$62,102,631
Net investment loss	(540,465)	(142,813)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	18,201,941	4,270,206
Net change in unrealized appreciation (depreciation) on investment in gold	114,446,198	30,460,624
Net increase (decrease) in net assets resulting from operations	132,107,674	34,588,017
Capital Share Transactions:
Contributions for Shares issued	215,191,777	116,418,428
Distributions for Shares redeemed	(58,651,177)	(26,173,315)
Net increase (decrease) in net assets from capital share transactions	156,540,600	90,245,113
Net assets, end of year	$475,584,035	$186,935,761

See accompanying notes to the combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to the Combined Financial Statements

1. ORGANIZATION

The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust had no operations prior to the Fund's launch, other than in connection with the organization and registration of the Fund's shares under the Securities Act of 1933, as amended (the "Securities Act"). Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the net asset value (“NAV”) of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.

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

The accompanying financial statements for the period ended March 31, 2026 and March 31, 2025 have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report).

The fiscal year end of the Trust and the Fund is March 31st.

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

The accompanying audited financial statements were prepared in accordance with GAAP for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

At March 31, 2026, the value of the gold bullion held by the Fund is categorized as Level 1.

2.3. Expenses, realized gains and losses

When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses in the combined statements of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the specific identification method.

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

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on an as-needed basis to pay the Sponsor’s fee.

The Fund bears transaction costs, including any other similar transaction fees, in connection with any sales of Gold necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the year ended March 31, 2026, the Fund accrued the Sponsor’s fee of $540,465.

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

Changes in the Shares for the year from April 1, 2025 to March 31, 2026 are as follows:

	Shares	Amount^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	4,300,000	215,191,777
Redemption of Shares	(1,050,000)	(58,651,177)
Balance at March 31, 2026	7,750,000	$293,077,067

Changes in the Shares for the year from April 1, 2024 to March 31, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	3,150,000	116,418,428
Redemption of Shares	(750,000)	(26,173,315)
Balance at March 31, 2025	4,500,000	$136,536,467

^ Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of March 31, 2026 and 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability. As of March 31, 2026, the 2025, 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the year from April 1, 2025 to March 31, 2026:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	57,308.239	215,191,777
Gold distributed for the redemption of Shares	(13,988.775)	(58,651,177)
Principal on gold sales to pay expenses	(120.117)	(491,723)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	–	18,201,941
Net change in unrealized appreciation (depreciation) on investment in gold	–	114,446,198
Balance at March 31, 2026	103,215.624	$475,653,721

The following represents the changes in ounces of gold held and the respective fair value during the year from April 1, 2024 to March 31, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	42,022.504	116,418,428
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(49.900)	(129,448)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	–	4,270,206
Net change in unrealized appreciation (depreciation) on investment in gold	–	30,460,624
Balance at March 31, 2025	60,016.277	$186,956,705

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, no shares of the Fund were held by any related party.

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

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Net asset value per Share, beginning of year	$41.54	$29.57
Net investment loss(a)	(0.08)	(0.05)
Net realized and unrealized gain (loss) on investment in gold	19.91	12.02
Net change in net assets from operations(b)	19.83	11.97
Net asset value per Share, end of year	$61.37	$41.54

Total return, at net asset value(c)	47.74%	40.48%

Ratio to average net assets
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

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

Report of Independent Registered Public Accounting Firm

To the Sponsor of Franklin Templeton Holdings Trust and Shareholders of Franklin Responsibly Sourced Gold ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of Franklin Responsibly Sourced Gold ETF (the “Fund”) as of March 31, 2026 and 2025, and the related statements of operations, cash flows and changes in net assets for each of the two years in the period ended March 31, 2026, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of March 31, 2026 and 2025, and the results of its operations, its cash flows and changes in its net assets for each of the two years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion.

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
June 29, 2026

We have served as the Fund’s auditor since 2022.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities

	March 31, 2026	March 31, 2025

Assets
Investment in gold, at fair value(a)	$475,653,721	$186,956,705
Total assets	475,653,721	186,956,705

Liabilities
Sponsor's fee payable	69,686	20,944
Total liabilities	69,686	20,944
Commitments and contingencies (Note 7)
Net assets	$475,584,035	$186,935,761

Shares issued and outstanding(b)	7,750,000	4,500,000
Net asset value per Share	$61.37	$41.54

(a)
Cost of investment in gold bullion: $319,559,905 at March 31, 2026 and $145,309,087 at March 31, 2025.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments

March 31, 2026
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	103,215.624	$319,559,905	$475,653,721	100.01%
Total investments	103,215.624	$319,559,905	$475,653,721	100.01%
Less liabilities			(69,686)	(0.01)%
Net assets			$475,584,035	100.00%

March 31, 2025
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	60,016.277	$145,309,087	$186,956,705	100.01%
Total investments	60,016.277	$145,309,087	$186,956,705	100.01%
Less liabilities			(20,944)	(0.01)%
Net assets			$186,935,761	100.00%

See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Expenses
Sponsor's fee	$540,465	$142,813
Total expenses	540,465	142,813
Net investment loss	(540,465)	(142,813)

Net realized and change in unrealized gain (loss) on investment in gold
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	18,201,941	4,270,206
Net change in unrealized appreciation (depreciation) on investment in gold	114,446,198	30,460,624
Net realized and change in unrealized gain (loss) on investment in gold	132,648,139	34,730,830
Net increase (decrease) in net assets resulting from operations	132,107,674	34,588,017
Net increase (decrease) in net assets per Share(a)	$19.78	$12.69

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$491,723	$129,448
Expenses – Sponsor’s fee paid	(491,723)	(129,448)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of year	–	–
Cash, end of year	$–	$–

Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$132,107,674	$34,588,017
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	491,723	129,448
Net realized gain (loss)	(18,201,941)	(4,270,206)
Net change in unrealized appreciation (depreciation)	(114,446,198)	(30,460,624)
Change in operating assets and liabilities:
Sponsor’s fee payable	48,742	13,365
Net cash provided by (used in) operating activities:	$–	$–

Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$215,191,777	$116,418,428
Gold bullion distributed for Shares redeemed	(58,651,177)	(26,173,315)

See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Net assets, beginning of year	$186,935,761	$62,102,631
Net investment loss	(540,465)	(142,813)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	18,201,941	4,270,206
Net change in unrealized appreciation (depreciation) on investment in gold	114,446,198	30,460,624
Net increase (decrease) in net assets resulting from operations	132,107,674	34,588,017
Capital Share Transactions:
Contributions for Shares issued	215,191,777	116,418,428
Distributions for Shares redeemed	(58,651,177)	(26,173,315)
Net increase (decrease) in net assets from capital share transactions	156,540,600	90,245,113
Net assets, end of year	$475,584,035	$186,935,761

See accompanying notes to the financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to Financial Statements

1. ORGANIZATION

The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust had no operations prior to the Fund's launch, other than in connection with the organization and registration of the Fund's shares under the Securities Act. Franklin Holdings, LLC is the Sponsor of the Trust (the “Sponsor”). The Sponsor is not subject to regulation by the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the net asset value (“NAV”) of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.

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

The fiscal year end of the Trust and the Fund is March 31st.

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

The accompanying audited financial statements were prepared in accordance with GAAP for financial information and with the instructions for Form 10-K and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

At March 31, 2026, the value of the gold bullion held by the Fund is categorized as Level 1.

2.3. Expenses, realized gains and losses

When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses in the statements of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the specific identification method.

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

The Sponsor is not required to pay any extraordinary or non-routine expenses. Extraordinary expenses are fees and expenses which are unexpected or unusual in nature, such as legal claims and liabilities and litigation costs or indemnification or other unanticipated expenses. Extraordinary fees and expenses also include material expenses which are not currently anticipated obligations of the Fund. The Fund is responsible for the payment of such expenses to the extent any such expenses are incurred. Routine operational, administrative and other ordinary expenses are not deemed extraordinary expenses. The Fund will sell gold on an as-needed basis to pay the Sponsor’s fee.

The Fund bears transaction costs, including any other similar transaction fees, in connection with any sales of Gold necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the year ended March 31, 2026, the Fund accrued the Sponsor’s fee of $540,465.

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

Changes in the Shares for the year from April 1, 2025 to March 31, 2026 are as follows:

	Shares	Amount^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	4,300,000	215,191,777
Redemption of Shares	(1,050,000)	(58,651,177)
Balance at March 31, 2026	7,750,000	$293,077,067

Changes in the Shares for the year from April 1, 2024 to March 31, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2024	2,100,000	$46,291,354
Creation of Shares	3,150,000	116,418,428
Redemption of Shares	(750,000)	(26,173,315)
Balance at March 31, 2025	4,500,000	$136,536,467

^ Dollar amount of balance represents the cumulative fair value of creation of shares less the redemption of shares, at the time of the specific creation or redemption.

2.6. Income Taxes

The Fund is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust and the Fund are not subject to United States federal income tax. Instead, the Fund’s income, gains, losses, and expenses will “flow through” to the Shareholders, and the Administrator reports these to the Internal Revenue Service on that basis.

The Sponsor has analyzed applicable tax laws and regulations and their application to the Fund as of March 31, 2026 and 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability. As of March 31, 2026, the 2025, 2024 and 2023 tax years remain open for examination. There were no examinations in progress at period end.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the year from April 1, 2025 to March 31, 2026:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	57,308.239	215,191,777
Gold distributed for the redemption of Shares	(13,988.775)	(58,651,177)
Principal on gold sales to pay expenses	(120.117)	(491,723)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	–	18,201,941
Net change in unrealized appreciation (depreciation) on investment in gold	–	114,446,198
Balance at March 31, 2026	103,215.624	$475,653,721

The following represents the changes in ounces of gold held and the respective fair value during the year from April 1, 2024 to March 31, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2024	28,048.958	$62,110,210
Gold received for the creation of Shares	42,022.504	116,418,428
Gold distributed for the redemption of Shares	(10,005.285)	(26,173,315)
Principal on gold sales to pay expenses	(49.900)	(129,448)
Net realized gain (loss) from gold distributed for the redemptions of shares and sold to pay expenses	–	4,270,206
Net change in unrealized appreciation (depreciation) on investment in gold	–	30,460,624
Balance at March 31, 2025	60,016.277	$186,956,705

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of March 31, 2026, no shares of the Fund were held by any related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Year Ended March 31, 2026	For the Year Ended March 31, 2025

Net asset value per Share, beginning of year	$41.54	$29.57
Net investment loss(a)	(0.08)	(0.05)
Net realized and unrealized gain (loss) on investment in gold	19.91	12.02
Net change in net assets from operations(b)	19.83	11.97
Net asset value per Share, end of year	$61.37	$41.54

Total return, at net asset value(c)	47.74%	40.48%

Ratio to average net assets
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

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

Franklin Holdings, LLC
Sponsor of the Franklin Templeton Holdings Trust (registrant)

By:	/s/ David Mann
David Mann*
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Christopher Kings
Christopher Kings*
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: June 29, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.