Form 10-Q
period 2026-06-30
Franklin Templeton Holdings Trust
filed 2026-08-14
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or
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

The registrant had 7,750,000 outstanding shares as of August 3, 2026.

Documents Incorporated by Reference: None

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements which relate to future events or future performance. In some cases, you can identify such forward-looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for gold and the Shares), the Fund’s operations, the Sponsor’s plans and references to the Fund’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Fund’s operations or the value of the Shares. None of the Trust, the Fund, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions, other than as required by applicable laws.

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

•
the date on which the Trust has, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•
the date on which the Trust is deemed to be a “large-accelerated filer” (generally, an issuer that (1) has more than $700 million in outstanding equity held by non-affiliates and (2) has been subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) for at least 12 calendar months and has filed at least one annual report on Form 10-K.)

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
FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
FRANKLIN TEMPLETON HOLDINGS TRUST

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026

Assets
Investment in gold, at fair value(a)	$415,381,577	$475,653,721
Total assets	415,381,577	475,653,721

Liabilities
Sponsor's fee payable	49,945	69,686
Total liabilities	49,945	69,686
Commitments and contingencies (Note 7)
Net assets	$415,331,632	$475,584,035

Shares issued and outstanding(b)	7,750,000	7,750,000
Net asset value per Share	$53.59	$61.37

(a)
Cost of investment in gold bullion: $319,429,416 at June 30, 2026 and $319,559,905 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

June 30, 2026	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	103,173.477	$319,429,416	$415,381,577	100.01%
Total investments	103,173.477	$319,429,416	$415,381,577	100.01%
Less liabilities			(49,945)	(0.01)%
Net assets			$415,331,632	100.00%

March 31, 2026	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	103,215.624	$319,559,905	$475,653,721	100.01%
Total investments	103,215.624	$319,559,905	$475,653,721	100.01%
Less liabilities			(69,686)	(0.01)%
Net assets			$475,584,035	100.00%
See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Expenses
Sponsor’s fee	$174,426	$84,273
Total expenses	174,426	84,273
Net investment loss	(174,426)	(84,273)

Net realized and change in unrealized gain (loss) on investment in gold:
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	63,678	2,885,981
Net change in unrealized appreciation (depreciation) on investment in gold	(60,141,655)	7,202,893
Net realized and change in unrealized gain (loss) on investment in gold	(60,077,977)	10,088,874
Net increase (decrease) in net assets resulting from operations	$(60,252,403)	$10,004,601
Net increase (decrease) in net assets per Share(a)	$(7.77)	$1.94

(a)   Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$194,167	$76,561
Expenses – Sponsor’s fee paid	(194,167)	(76,561)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(60,252,403)	$10,004,601
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	194,167	76,561
Net realized (gain) loss	(63,678)	(2,885,981)
Net change in unrealized (appreciation) depreciation	60,141,655	(7,202,893)
Change in operating assets and liabilities:
Sponsor’s fees payable	(19,741)	7,712
Net cash provided by (used in) operating activities	$–	$–
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$–	$45,549,915
Gold bullion distributed for Shares redeemed	$–	$(14,608,036)

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net assets, beginning of period	$475,584,035	$186,935,761
Operations:
Net investment loss	(174,426)	(84,273)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	63,678	2,885,981
Net change in unrealized appreciation (depreciation) on investment in gold	(60,141,655)	7,202,893
Net increase (decrease) in net assets resulting from operations	(60,252,403)	10,004,601
Capital share transactions:
Contributions for Shares issued	–	45,549,915
Distributions for Shares redeemed	–	(14,608,036)
Net increase (decrease) in net assets from capital share transactions	–	30,941,879
Net assets, end of period	$415,331,632	$227,882,241

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to the Combined Financial Statements (Unaudited)

1. ORGANIZATION

The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Responsibly Sourced Gold ETF (the “Fund”). The accompanying financial statements relate to the Trust, as a registrant, and the one series that it currently offers, the Franklin Responsibly Sourced Gold ETF (the “Fund”) presented on a combined basis. Separate, series-level financial statements are provided for the Fund in another section of this report. The Trust had no operations prior to the Fund's launch, other than in connection with the organization and registration of the Fund's shares under the Securities Act of 1933, as amended (the “Securities Act”). Franklin Holdings, LLC is the Sponsor of the Trust and the Fund (the “Sponsor”). The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the net asset value (“NAV”) of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.

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

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The accompanying combined statements of assets and liabilities and combined schedules of investments at June 30, 2026 and March 31, 2026 and the combined statements of operations, combined statements of cash flows, and combined statements of changes in net assets for the quarters ended June 30, 2026 and June 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

At June 30, 2026 and March 31, 2026, the value of the gold bullion held by the Fund is categorized as Level 1.

2.3. Expenses, realized gains and losses

When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses in the combined statements of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the “Specific identification method”.

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

The Fund bears transaction costs, including any other similar transaction fees, in connection with any sales of Gold necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period ended June 30, 2026, the Fund accrued the Sponsor’s fee of $174,426.

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

Changes in the Shares for the quarter from April 1, 2026 to June 30, 2026 are as follows:

	Shares	Amount^
Balance at April 1, 2026	7,750,000	$293,077,067
Creation of Shares	-	-
Redemption of Shares	-	-
Balance at June 30, 2026	7,750,000	$293,077,067

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	1,050,000	45,549,915
Redemption of Shares	(350,000)	(14,608,036)
Balance at June 30, 2025	5,200,000	$167,478,346

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2026 and March 31, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2026 to June 30, 2026:

	Amount in ounces	Amount in US$
Balance at April 1, 2026	103,215.624	$475,653,721
Gold received for the creation of Shares	-	-
Gold distributed for the redemption of Shares	-	-
Principal on gold sales to pay expenses	(42.147)	(194,167)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	63,678
Net change in unrealized appreciation (depreciation) on investment in gold	-	(60,141,655)
Balance at June 30, 2026	103,173.477	$415,381,577

The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	14,001.581	45,549,915
Gold distributed for the redemption of Shares	(4,666.909)	(14,608,036)
Principal on gold sales to pay expenses	(23.386)	(76,561)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	2,885,981
Net change in unrealized appreciation (depreciation) on investment in gold	-	7,202,893
Balance at June 30, 2025	69,327.563	$227,910,897

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026 and March 31, 2026, no shares of the Fund were held by any related party.

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

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net asset value per Share, beginning of period	$61.37	$41.54
Net investment loss(a)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	(7.76)	2.30
Net change in net assets from operations(b)	(7.78)	2.28
Net asset value per Share, end of period	$53.59	$43.82

Total return, at net asset value(c)	(12.68)%	5.49%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	June 30, 2026	March 31, 2026

Assets
Investment in gold, at fair value(a)	$415,381,577	$475,653,721
Total assets	415,381,577	475,653,721

Liabilities
Sponsor's fee payable	49,945	69,686
Total liabilities	49,945	69,686
Commitments and contingencies (Note 7)
Net assets	$415,331,632	$475,584,035

Shares issued and outstanding(b)	7,750,000	7,750,000
Net asset value per Share	$53.59	$61.37

(a)
Cost of investment in gold bullion: $319,429,416 at June 30, 2026 and $319,559,905 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments (Unaudited)

June 30, 2026	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	103,173.477	$319,429,416	$415,381,577	100.01%
Total investments	103,173.477	$319,429,416	$415,381,577	100.01%
Less liabilities			(49,945)	(0.01)%
Net assets			$415,331,632	100.00%

March 31, 2026	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	103,215.624	$319,559,905	$475,653,721	100.01%
Total investments	103,215.624	$319,559,905	$475,653,721	100.01%
Less liabilities			(69,686)	(0.01)%
Net assets			$475,584,035	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Expenses
Sponsor’s fee	$174,426	$84,273
Total expenses	174,426	84,273
Net investment loss	(174,426)	(84,273)

Net realized and change in unrealized gain (loss) on investment in gold:
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	63,678	2,885,981
Net change in unrealized appreciation (depreciation) on investment in gold	(60,141,655)	7,202,893
Net realized and change in unrealized gain (loss) on investment in gold	(60,077,977)	10,088,874
Net increase (decrease) in net assets resulting from operations	$(60,252,403)	$10,004,601
Net increase (decrease) in net assets per Share(a)	$(7.77)	$1.94

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$194,167	$76,561
Expenses – Sponsor’s fee paid	(194,167)	(76,561)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(60,252,403)	$10,004,601
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	194,167	76,561
Net realized (gain) loss	(63,678)	(2,885,981)
Net change in unrealized (appreciation) depreciation	60,141,655	(7,202,893)
Change in operating assets and liabilities:
Sponsor’s fees payable	(19,741)	7,712
Net cash provided by (used in) operating activities	$–	$–
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$–	$45,549,915
Gold bullion distributed for Shares redeemed	$–	$(14,608,036)

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net assets, beginning of period	$475,584,035	$186,935,761
Operations:
Net investment loss	(174,426)	(84,273)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	63,678	2,885,981
Net change in unrealized appreciation (depreciation) on investment in gold	(60,141,655)	7,202,893
Net increase (decrease) in net assets resulting from operations	(60,252,403)	10,004,601
Capital share transactions:
Contributions for Shares issued	–	45,549,915
Distributions for Shares redeemed	–	(14,608,036)
Net increase (decrease) in net assets from capital share transactions	–	30,941,879
Net assets, end of period	$415,331,632	$227,882,241

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to Financial Statements (Unaudited)

1. ORGANIZATION

The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Responsibly Sourced Gold ETF (the “Fund”). The accompanying financial statements relate to the Fund. Separate financial statements are provided for the Trust, as registrant, on a combined basis with the Fund in another section of this report. The Trust had no operations prior to the Fund's launch, other than in connection with the organization and registration of the Fund’s shares under the Securities Act of 1933, as amended (the “Securities Act”). Franklin Holdings, LLC is the Sponsor of the Trust and the Fund (the “Sponsor”). The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the net asset value (“NAV”) of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.

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

The Trust is an “emerging growth company” as that term is used in the Jumpstart Our Business Startups Act (the “JOBS Act”), subject to reduced public company reporting requirements under U.S. federal securities laws.

The accompanying statements of assets and liabilities and schedules of investments at June 30, 2026 and March 31, 2026 and the statements of operations, statements of cash flows, and statements of changes in net assets for the quarters ended June 30, 2026 and June 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with the Fund, as the sole series of the Trust, and are included above in a separate section of this report and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

The financial statements are presented for the Fund, which is the sole series of the Trust. Financial Statements and accompanying notes for the Trust, as the registrant, combined with the Fund are provided separately in this report. For the periods presented, there were no balances or activity for the Trust except for the Fund's operations, as its sole series. These notes to the financial statements relate to the Fund, which is the sole series of the Trust. The debts, liabilities, obligations and expenses incurred, contracted for or otherwise existing with respect to the Fund are enforceable only against the assets of the Fund and not against the assets of the Trust generally or any other series that the Trust may establish.

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

At June 30, 2026 and March 31, 2026, the value of the gold bullion held by the Fund is categorized as Level 1.

2.3. Expenses, realized gains and losses

When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. A gain or loss is recognized based on the difference between the selling price and the average cost of the gold sold on the trade date, and such amounts are reported as net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses in the statements of operations. Gold transactions are recorded on the trade date. The cost of gold is determined using the “Specific identification method”.

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

The Fund bears transaction costs, including any other similar transaction fees, in connection with any sales of Gold necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the period ended June 30, 2026, the Fund accrued the Sponsor’s fee of $174,426.

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

Changes in the Shares for the quarter from April 1, 2026 to June 30, 2026 are as follows:

	Shares	Amount^
Balance at April 1, 2026	7,750,000	$293,077,067
Creation of Shares	-	-
Redemption of Shares	-	-
Balance at June 30, 2026	7,750,000	$293,077,067

Changes in the Shares for the quarter from April 1, 2025 to June 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	1,050,000	45,549,915
Redemption of Shares	(350,000)	(14,608,036)
Balance at June 30, 2025	5,200,000	$167,478,346

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of June 30, 2026 and March 31, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2026 to June 30, 2026:

	Amount in ounces	Amount in US$
Balance at April 1, 2026	103,215.624	$475,653,721
Gold received for the creation of Shares	-	-
Gold distributed for the redemption of Shares	-	-
Principal on gold sales to pay expenses	(42.147)	(194,167)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	63,678
Net change in unrealized appreciation (depreciation) on investment in gold	-	(60,141,655)
Balance at June 30, 2026	103,173.477	$415,381,577

The following represents the changes in ounces of gold held and the respective fair value during the quarter April 1, 2025 to June 30, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	14,001.581	45,549,915
Gold distributed for the redemption of Shares	(4,666.909)	(14,608,036)
Principal on gold sales to pay expenses	(23.386)	(76,561)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	2,885,981
Net change in unrealized appreciation (depreciation) on investment in gold	-	7,202,893
Balance at June 30, 2025	69,327.563	$227,910,897

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

The Trust also considers Franklin Resources, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of June 30, 2026 and March 31, 2026, no shares of the Fund were held by any related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025

Net asset value per Share, beginning of period	$61.37	$41.54
Net investment loss(a)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in gold	(7.76)	2.30
Net change in net assets from operations(b)	(7.78)	2.28
Net asset value per Share, end of period	$53.59	$43.82

Total return, at net asset value(c)	(12.68)%	5.49%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%

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

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes included in Item 1 of Part I of this Form 10-Q. This Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and such forward-looking statements involve risks and uncertainties. All statements (other than statements of historical fact) included in this Form 10-Q that address activities, events or developments that may occur in the future, the Trust's and the Fund's operations, the Sponsor's plans and references to the Trust's and the Fund's future success and other similar matters are forward-looking statements. Words such as “could,” “would,” “may,” “expect,” “intend,” “estimate,” “predict,” and variations on such words or negatives thereof, and similar expressions that reflect our current views with respect to future events and Fund performance, are intended to identify such forward-looking statements. These forward-looking statements are only predictions, subject to risks and uncertainties that are difficult to predict and many of which are outside of our control, and actual results could differ materially from those discussed. Forward-looking statements involve risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed therein. We express our estimates, expectations, beliefs, and projections in good faith and believe them to have a reasonable basis. However, we make no assurances that management's estimates, expectations, beliefs, or projections will be achieved or accomplished. These forward-looking statements are based on assumptions about many important factors that could cause actual results to differ materially from those in the forward-looking statements. We do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future, except as required by the federal securities laws.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s and the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s and the Trust’s application of accounting policies. A description of the valuation of gold, a critical accounting policy that is important to understanding the results of operations and financial position of the Trust and the Fund is presented in the Trust’s Annual Report on Form 10-K in the section entitled “Valuation of Gold”. In addition, please refer to Note 2 to the Financial Statements for further discussion of the accounting policies followed by the Fund and the Trust.

The gold bullion held on behalf of the Fund at the vaults of the Gold Custodian is audited each year generally coinciding with the Fund's financial year end at March 31 and/or the preparation of the Fund's annual report on Form 10-K. On June 1, 2026, Bureau Veritas Commodities UK LTD concluded the audit inspection procedures with respect to the Fund's gold bullion held by the Gold Custodian. The audit findings did not identify non-conformities.

Results of Operations

At June 30, 2026, the Custodian held 103,173.477 ounces of gold on behalf of the Fund in its vault, with a market value of $415,381,577 (cost: $319,429,416) based on the LBMA Gold Price PM at quarter end.

Results of Operations for the quarter ended June 30, 2026

For the three months ended June 30, 2026, no Shares were issued or redeemed. The Fund’s NAV per Share began the period at $61.37 and ended the period at $53.59. The 12.68% decrease in the Fund's NAV from $61.37 at March 31, 2026 to $53.59 at June 30, 2026 is directly related to the 12.64% decrease in the price of gold. The Fund's NAV decreased slightly more than the price of gold on a percentage basis due to the Sponsor Fee, which was $174,426 for the quarter.

Net realized and change in unrealized loss on investment in gold for the three months ended June 30, 2026, was approximately $60,077,977 which includes a realized gain of $63,678 on the sale of gold to pay the Sponsor Fee, and net change in unrealized depreciation on investment in gold of approximately $60,141,655. Net realized and change in unrealized loss on investment in gold for the period was driven by gold price depreciation from $4,608.35 per ounce as of March 31, 2026 to $4,026.05 per ounce as of June 30, 2026. Net decrease in net assets resulting from operations was approximately $60,252,403 for the three months ended June 30, 2026, which consisted of the net realized and change in unrealized loss on investment in gold of $60,077,977 and the Sponsor Fee of $174,426. Net assets decreased to approximately $415,331,632 as of June 30, 2026. The decrease in net assets primarily resulted from the aforementioned gold price depreciation. Other than the Sponsor Fee the Fund had no expenses during the three months ended June 30, 2026.

Results of Operations for the quarter ended June 30, 2025

For the three months ended June 30, 2025, 1,050,000 Shares were issued in exchange for 14,001.581 ounces of gold and 350,000 Shares were redeemed in exchange for 4,666.909 ounces of gold. The Fund’s NAV per Share began the period at $41.54 and ended the period at $43.82. The 5.49% increase in the Fund's NAV from $41.54 at March 31, 2025 to $43.82 at June 30, 2025 is directly related to the 5.53% increase in the price of gold during the same period. The Fund's NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor's fee, which was $84,273 for the quarter.

Net realized and unrealized gain on investment in gold for the three months ended June 30, 2025 was $10,088,874, which includes a realized gain of $16,737 on the sale of gold to pay the Sponsor Fee, realized gain of $2,869,244 on the sale of gold for redemptions, and net change in unrealized appreciation on investment in gold of $7,202,893. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $3,115.10 per ounce as of March 31, 2025 to $3,287.45 per ounce as of June 30, 2025. Net increase in net assets resulting from operations was $10,004,601 for the three months ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in gold of $10,088,874, offset by the Sponsor Fee of $84,273. Net assets increased to $227,882,241 as of  June 30, 2025. The increase in net assets primarily resulted from net capital share transactions of $30,941,879, in addition to the aforementioned gold price appreciation. Other than the Sponsor's fee, the Fund had no expenses during the three months ended June 30, 2025.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At June 30, 2026, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At June 30, 2026 and March 31, 2026, the Trust and the Fund did not have any off balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from April 01, 2026 to June 30, 2026.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for the period are as below:

Period	Average	High	Date	Low	Date	End of period(1)	Last business day
April 1, 2026 to June 30, 2026	4,516.27	4,870.50	April 17, 2026	4,001.80	June 25, 2026	4,026.05	June 30, 2026

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

Item 4.
Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

The Trust, on behalf of the Fund, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Trust's Exchange Act reports with respect to the Fund is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Principal Executive Officer and Principal Financial Officer of the Sponsor, who perform functions similar to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had officers, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of June 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

Change in Internal Control Over Financial Reporting

There were no changes in the Trust's and the Fund's internal control over financial reporting that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust's and/or the Fund's internal control over financial reporting.

Each of the Sarbanes-Oxley certifications included as exhibits to this filing apply with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of August 14, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

Item 1A.
Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K filed with the SEC for the fiscal year ended March 31, 2026, which could materially affect our business, financial condition or future results. There have been no material changes in our risk factors from those disclosed in our 2026 Annual Report on Form 10-K.

The risks described in our Annual Report on Form 10-K are not the only risks facing the Trust and the Fund. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
In connection with transactions with Authorized Participants, the Fund did not redeem any Creation Units during the quarter ended June 30, 2026.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended June 30, 2026.

Item 6.
Exhibits

See the Exhibit Index below, which is incorporated by reference herein.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Declaration of Trust is incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

3.2	Certificate of Trust is incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

3.3	Amendment to Certificate of Trust is incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

10.1	Trust Allocated Gold Account Agreement is incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

10.2	Trust Unallocated Gold Account Agreement is incorporated by reference to Exhibit 10.2 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

10.3	Custody Agreement (Cash) with The Bank of New York Mellon is incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.4	License Agreement with The Bank of New York Mellon is incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.5	Transfer Agency Agreement with The Bank of New York Mellon is incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.6	Fund Administration and Accounting Agreement with The Bank of New York Mellon is incorporated by reference to Exhibit 10.6 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.7	Form of Authorized Participant Agreement is incorporated by reference to Exhibit 10.7 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on April 25, 2022

10.8	Sponsor Agreement is incorporated by reference to Exhibit 10.8 of the Registration Statement on Form S-1 (File No. 333-264468) filed by the Trust on June 10, 2022

31.1 (1)	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1)	Inline XBRL Instance Document

101.SCH(1)	Inline XBRL Taxonomy Extension Schema Document

101.CAL(1)	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(1)	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(1)	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)
Filed herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

Franklin Holdings, LLC
Sponsor of the Franklin Templeton Holdings Trust (registrant)

By:	/s/ David Mann*
David Mann
President and Chief Executive Officer
(serving in the capacity of principal executive officer)

By:	/s/ Christopher Kings*
Christopher Kings
Chief Financial Officer
(serving in the capacity of principal financial officer)

Date: August 14, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.