Form 10-Q
period 2026-09-30
Franklin Templeton Holdings Trust
filed 2026-11-13
CIK 1858258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant had 7,800,000 outstanding shares as of November 2, 2026.

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
FRANKLIN TEMPLETON HOLDINGS TRUST

Part I. FINANCIAL INFORMATION

Item 1.
Unaudited Financial Statements of the Trust and the Fund

FRANKLIN RESPONSIBLY SOURCED GOLD ETF

FRANKLIN TEMPLETON HOLDINGS TRUST

Index to Unaudited Financial Statements

Page
Combined Statements of Assets and Liabilities at September 30, 2026 and March 31, 2026 for Franklin Templeton Holdings Trust	5
Combined Schedules of Investments at September 30, 2026 and March 31, 2026 for Franklin Templeton Holdings Trust	6
Combined Statements of Operations for the three and six month periods ended September 30, 2026 and 2025 for Franklin Templeton Holdings Trust	7
Combined Statements of Cash Flows for the six month periods ended September 30, 2026 and 2025 for Franklin Templeton Holdings Trust	8
Combined Statements of Changes in Net Assets for the three and six month periods ended September 30, 2026 and 2025 for Franklin Templeton Holdings Trust	9
Notes to the Combined Financial Statements for Franklin Templeton Holdings Trust	10
Statements of Assets and Liabilities at September 30, 2026 and March 31, 2026 for Franklin Responsibly Sourced Gold ETF	15
Schedules of Investments at September 30, 2026 and March 31, 2026 for Franklin Responsibly Sourced Gold ETF	16
Statements of Operations for the three and six month periods ended September 30, 2026 and 2025 for Franklin Responsibly Sourced Gold ETF	17
Statements of Cash Flows for the six month periods ended September 30, 2026 and 2025 for Franklin Responsibly Sourced Gold ETF	18
Statements of Changes in Net Assets for the three and six month periods ended September 30, 2026 and 2025 for Franklin Responsibly Sourced Gold ETF	19
Notes to Financial Statements for Franklin Responsibly Sourced Gold ETF	20

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	March 31, 2026

Assets
Investment in gold, at fair value(a)	$433,504,254	$475,653,721
Total assets	433,504,254	475,653,721

Liabilities
Sponsor's fee payable	56,319	69,686
Total liabilities	56,319	69,686
Commitments and contingencies (Note 7)
Net assets	$433,447,935	$475,584,035

Shares issued and outstanding(b)	7,800,000	7,750,000
Net asset value per Share	$55.57	$61.37

(a)
Cost of investment in gold bullion: $322,953,706 at September 30, 2026 and $319,559,905 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Schedules of Investments (Unaudited)

September 30, 2026	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	103,801.033	$322,953,706	$433,504,254	100.01%
Total investments	103,801.033	$322,953,706	$433,504,254	100.01%
Less liabilities			(56,319)	(0.01)%
Net assets			$433,447,935	100.00%

March 31, 2026	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	103,215.624	$319,559,905	$475,653,721	100.01%
Total investments	103,215.624	$319,559,905	$475,653,721	100.01%
Less liabilities			(69,686)	(0.01)%
Net assets			$475,584,035	100.00%

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Expenses
Sponsor’s fee	$165,950	$97,539	$340,376	$181,812
Total expenses	165,950	97,539	340,376	181,812
Net investment loss	(165,950)	(97,539)	(340,376)	(181,812)

Net realized and change in unrealized gain (loss) on investment in gold:
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	867,881	21,629	931,559	2,907,610
Net change in unrealized appreciation (depreciation) on investment in gold	14,598,387	41,555,904	(45,543,268)	48,758,797
Net realized and change in unrealized gain (loss) on investment in gold	15,466,268	41,577,533	(44,611,709)	51,666,407
Net increase (decrease) in net assets resulting from operations	$15,300,318	$41,479,994	$(44,952,085)	$51,484,595
Net increase (decrease) in net assets per Share(a)	$1.98	$7.38	$(5.81)	$9.56

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$353,743	$165,925
Expenses – Sponsor’s fee paid	(353,743)	(165,925)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(44,952,085)	$51,484,595
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	353,743	165,925
Net realized (gain) loss	(931,559)	(2,907,610)
Net change in unrealized (appreciation) depreciation	45,543,268	(48,758,797)
Change in operating assets and liabilities:
Sponsor’s fees payable	(13,367)	15,887
Net cash provided by (used in) operating activities	$–	$–
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$5,701,111	$153,402,627
Gold bullion distributed for Shares redeemed	$(2,885,126)	$(14,608,036)

See accompanying notes to the unaudited combined financial statements.

FRANKLIN TEMPLETON HOLDINGS TRUST
Combined Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Net assets, beginning of period	$415,331,632	$227,882,241	$475,584,035	$186,935,761
Operations:
Net investment loss	(165,950)	(97,539)	(340,376)	(181,812)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	867,881	21,629	931,559	2,907,610
Net change in unrealized appreciation (depreciation) on investment in gold	14,598,387	41,555,904	(45,543,268)	48,758,797
Net increase (decrease) in net assets resulting from operations	15,300,318	41,479,994	(44,952,085)	51,484,595
Capital share transactions:
Contributions for Shares issued	5,701,111	107,852,712	5,701,111	153,402,627
Distributions for Shares redeemed	(2,885,126)	–	(2,885,126)	(14,608,036)
Net increase (decrease) in net assets from capital share transactions	2,815,985	107,852,712	2,815,985	138,794,591
Net assets, end of period	$433,447,935	$377,214,947	$433,447,935	$377,214,947

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

The accompanying combined statements of assets and liabilities and combined schedules of investments at September 30, 2026 and March 31, 2026 and the combined statements of operations, combined statements of cash flows, and combined statements of changes in net assets for the three and six months ended September 30, 2026 and September 30, 2025, have been prepared on behalf of the Trust, as registrant, combined with its one currently offered series, the Fund, and for the Fund separately (included below in a separate section of this report), and are unaudited. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31.

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

2.1. Basis of Presentation

The Sponsor has determined that the Trust and the Fund fall within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

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

At September 30, 2026 and March 31, 2026, the value of the gold bullion held by the Fund is categorized as Level 1.

2.3. Expenses, realized gains and losses

When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. Realized gains or losses from the sale or disposition of gold are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the sale or disposition occurs.

The Fund’s only ordinary recurring expense is the Sponsor’s fee of 0.15% of the NAV of the Fund (“Sponsor’s fee”). The Sponsor's fee is calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and is payable by the Fund monthly in arrears. The Fund’s expenses will reduce the NAV of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian (the Cash Custodian and Gold Custodian, collectively) and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees.

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

The Fund bears transaction costs, including any other similar transaction fees, in connection with any sales of Gold necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $165,950 and for the six months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $340,376.

2.4. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Fund’s account. Generally, ownership of the gold is transferred within one business day of the trade date (referred to as “T+1”).

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount^
Balance at July 1, 2026	7,750,000	$293,077,067
Creation of Shares	100,000	5,701,111
Redemption of Shares	(50,000)	(2,885,126)
Balance at September 30, 2026	7,800,000	$295,893,052

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at July 1, 2025	5,200,000	$167,478,346
Creation of Shares	2,200,000	107,852,712
Redemption of Shares	-	-
Balance at September 30, 2025	7,400,000	$275,331,058

Changes in the Shares for the six months from April 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount^
Balance at April 1, 2026	7,750,000	$293,077,067
Creation of Shares	100,000	5,701,111
Redemption of Shares	(50,000)	(2,885,126)
Balance at September 30, 2026	7,800,000	$295,893,052

Changes in the Shares for the six months from April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	3,250,000	153,402,627
Redemption of Shares	(350,000)	(14,608,036)
Balance at September 30, 2025	7,400,000	$275,331,058

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2026 and March 31, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2026 to September 30, 2026:

	Amount in ounces	Amount in US$
Balance at July 1, 2026	103,173.477	$415,381,577
Gold received for the creation of Shares	1,330.654	5,701,111
Gold distributed for the redemption of Shares	(665.456)	(2,885,126)
Principal on gold sales to pay expenses	(37.642)	(159,576)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	867,881
Net change in unrealized appreciation (depreciation) on investment in gold	-	14,598,387
Balance at September 30, 2026	103,801.033	$433,504,254

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Amount in ounces	Amount in US$
Balance at July 1, 2025	69,327.563	$227,910,897
Gold received for the creation of Shares	29,318.609	107,852,712
Gold distributed for the redemption of Shares	-	-
Principal on gold sales to pay expenses	(25.991)	(89,364)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	21,629
Net change in unrealized appreciation (depreciation) on investment in gold	-	41,555,904
Balance at September 30, 2025	98,620.181	$377,251,778

The following represents the changes in ounces of gold held and the respective fair value during the six months April 1, 2026 to September 30, 2026:

	Amount in ounces	Amount in US$
Balance at April 1, 2026	103,215.624	$475,653,721
Gold received for the creation of Shares	1,330.654	5,701,111
Gold distributed for the redemption of Shares	(665.456)	(2,885,126)
Principal on gold sales to pay expenses	(79.789)	(353,743)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	931,559
Net change in unrealized appreciation (depreciation) on investment in gold	-	(45,543,268)
Balance at September 30, 2026	103,801.033	$433,504,254

The following represents the changes in ounces of gold held and the respective fair value during the six months April 1, 2025 to September 30, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	43,320.190	153,402,627
Gold distributed for the redemption of Shares	(4,666.909)	(14,608,036)
Principal on gold sales to pay expenses	(49.377)	(165,925)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	2,907,610
Net change in unrealized appreciation (depreciation) on investment in gold	-	48,758,797
Balance at September 30, 2025	98,620.181	$377,251,778

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc. (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor from the Sponsor’s fee.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026 and March 31, 2026, no shares of the Fund were held by any related party.

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

6. COMBINED FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Net asset value per Share, beginning of period	$53.59	$43.82	$61.37	$41.54
Net investment loss(a)	(0.02)	(0.02)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	2.00	7.17	(5.76)	9.46
Net change in net assets from operations(b)	1.98	7.15	(5.80)	9.43
Net asset value per Share, end of period	$55.57	$50.97	$55.57	$50.97

Total return, at net asset value(c)	3.69%	16.32%	(9.45)%	22.70%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

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

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Assets and Liabilities (Unaudited)

	September 30, 2026	March 31, 2026

Assets
Investment in gold, at fair value(a)	$433,504,254	$475,653,721
Total assets	433,504,254	475,653,721

Liabilities
Sponsor's fee payable	56,319	69,686
Total liabilities	56,319	69,686
Commitments and contingencies (Note 7)
Net assets	$433,447,935	$475,584,035

Shares issued and outstanding (b)	7,800,000	7,750,000
Net asset value per Share	$55.57	$61.37

(a)
Cost of investment in gold bullion: $322,953,706 at September 30, 2026 and $319,559,905 at March 31, 2026.
(b)
No par value, unlimited amount authorized.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Schedules of Investments (Unaudited)

September 30, 2026
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	103,801.033	$322,953,706	$433,504,254	100.01%
Total investments	103,801.033	$322,953,706	$433,504,254	100.01%
Less liabilities			(56,319)	(0.01)%
Net assets			$433,447,935	100.00%

March 31, 2026
	Ounces of Gold	Cost	Fair Value	Fair Value as a % of Net Assets
Investment in gold	103,215.624	$319,559,905	$475,653,721	100.01%
Total investments	103,215.624	$319,559,905	$475,653,721	100.01%
Less liabilities			(69,686)	(0.01)%
Net assets			$475,584,035	100.00%

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Expenses
Sponsor's fee	$165,950	$97,539	$340,376	$181,812
Total expenses	165,950	97,539	340,376	181,812
Net investment loss	(165,950)	(97,539)	(340,376)	(181,812)

Net realized and change in unrealized gain (loss) on investment in gold:
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	867,881	21,629	931,559	2,907,610
Net change in unrealized appreciation (depreciation) on investment in gold	14,598,387	41,555,904	(45,543,268)	48,758,797
Net realized and change in unrealized gain (loss) on investment in gold	15,466,268	41,577,533	(44,611,709)	51,666,407
Net increase (decrease) in net assets resulting from operations	$15,300,318	$41,479,994	$(44,952,085)	$51,484,595
Net increase (decrease) in net assets per Share(a)	$1.98	$7.38	$(5.81)	$9.56

(a)
Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Cash Flows (Unaudited)

	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Cash Flows from Operating Activities:
Proceeds from gold bullion sold to pay expenses	$353,743	$165,925
Expenses – Sponsor’s fee paid	(353,743)	(165,925)
Net cash provided by (used in) operating activities	–	–
Increase (decrease) in cash	–	–
Cash, beginning of period	–	–
Cash, end of period	$–	$–
Reconciliation of Net Increase (Decrease) in Net Assets Resulting from Operations to Net Cash Provided by (Used in) Operating Activities:
Net increase (decrease) in net assets resulting from operations	$(44,952,085)	$51,484,595
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Proceeds from gold bullion sold to pay expenses	353,743	165,925
Net realized (gain) loss	(931,559)	(2,907,610)
Net change in unrealized (appreciation) depreciation	45,543,268	(48,758,797)
Change in operating assets and liabilities:
Sponsor’s fees payable	(13,367)	15,887
Net cash provided by (used in) operating activities	$–	$–
Supplemental disclosure of non-cash information:
Gold bullion contributed for Shares issued	$5,701,111	$153,402,627
Gold bullion distributed for Shares redeemed	$(2,885,126)	$(14,608,036)

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Statements of Changes in Net Assets (Unaudited)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Six Months Ended September 30, 2026	For the Six Months Ended September 30, 2025

Net assets, beginning of period	$415,331,632	$227,882,241	$475,584,035	$186,935,761
Operations:
Net investment loss	(165,950)	(97,539)	(340,376)	(181,812)
Net realized gain (loss) from gold distributed for the redemption of shares and sold to pay expenses	867,881	21,629	931,559	2,907,610
Net change in unrealized appreciation (depreciation) on investment in gold	14,598,387	41,555,904	(45,543,268)	48,758,797
Net increase (decrease) in net assets resulting from operations	15,300,318	41,479,994	(44,952,085)	51,484,595
Capital share transactions:
Contributions for Shares issued	5,701,111	107,852,712	5,701,111	153,402,627
Distributions for Shares redeemed	(2,885,126)	–	(2,885,126)	(14,608,036)
Net increase (decrease) in net assets from capital share transactions	2,815,985	107,852,712	2,815,985	138,794,591
Net assets, end of period	$433,447,935	$377,214,947	$433,447,935	$377,214,947

See accompanying notes to the unaudited financial statements.

FRANKLIN RESPONSIBLY SOURCED GOLD ETF
A SERIES OF FRANKLIN TEMPLETON HOLDINGS TRUST
Notes to Financial Statements (Unaudited)

1. ORGANIZATION

The Franklin Templeton Holdings Trust (the “Trust”) was organized as a Delaware statutory trust on April 19, 2021 and is governed by the Agreement and Declaration of Trust dated as of May 10, 2022. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and is not a commodity pool for purposes of the Commodity Exchange Act (“CEA”). The Trust currently offers a single series, the Franklin Responsibly Sourced Gold ETF (the “Fund”). The accompanying financial statements relate to the Fund. Separate financial statements and accompanying notes are provided for the Trust, as registrant, on a combined basis with the Fund in another section of this report. The Trust had no operations prior to the Fund's launch, other than in connection with the organization and registration of the Fund’s shares under the Securities Act of 1933, as amended (the “Securities Act”). Franklin Holdings, LLC is the Sponsor of the Trust and the Fund (the “Sponsor”). The Sponsor is not subject to regulation by the U.S. Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator with respect to the Fund, or a commodity trading advisor with respect to the Fund. The Fund issues shares (the “Shares”), which represent units of fractional undivided beneficial interest in the Fund. The Shares of the Fund are listed on the NYSE Arca, Inc. (“NYSE Arca”). The investment objective of the Fund is for the Shares to reflect the performance of the price of gold bullion, less the Fund’s expenses. The Fund’s only ordinary recurring expense is the Sponsor’s annual fee of 0.15% of the net asset value (“NAV”) of the Fund. The assets of the Fund include only gold bullion and cash, if any. The Fund seeks to hold only responsibly sourced gold in the Fund’s allocated account. The Fund defines responsibly sourced gold for this purpose as London Good Delivery gold bullion bars that were refined on or after January 1, 2012 (also referred to herein as “post-2012 gold”). All post-2012 gold has been refined in accordance with London Bullion Market Association’s (“LBMA”) Responsible Gold Guidance (the “Gold Guidance”). The Shares were first listed for trading on NYSE Arca on June 30, 2022.

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

The accompanying statements of assets and liabilities and schedules of investments at September 30, 2026 and March 31, 2026 and the statements of operations, statements of cash flows, and statements of changes in net assets for the three and six months ended September 30, 2026 and September 30, 2025, have been prepared on behalf of the Fund, as the sole series of the Trust, and are unaudited. Separate combined financial statements and accompanying notes have been prepared on behalf of the Trust, as registrant, combined with the Fund and are provided above in a separate section of this report. In the opinion of management of the Sponsor of the Trust, all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations for all periods stated have been made. In addition, interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust's and the Fund's financial statements included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

The fiscal year end of the Trust and the Fund is March 31.

2. SIGNIFICANT ACCOUNTING POLICIES

In preparing financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”), management of the Sponsor makes estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses reported during the period. Actual results could differ from these estimates.

The accompanying unaudited financial statements were prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The following is a summary of significant accounting policies followed by the Trust and the Fund.

2.1. Basis of Presentation

The Sponsor has determined that the Trust and the Fund fall within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services - Investment Companies, and has concluded that solely for accounting purposes, the Trust is classified as an Investment Company as defined in ASC 946.

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

At September 30, 2026 and March 31, 2026, the value of the gold bullion held by the Fund is categorized as Level 1.

2.3. Expenses, realized gains and losses

When selling gold to pay expenses, the Sponsor will endeavor to sell the smallest amount of gold needed to pay expenses in order to minimize the Fund’s holdings of assets other than gold. Realized gains or losses from the sale or disposition of gold are determined on a specific identification basis and recognized in the Statements of Operations in the period in which the sale or disposition occurs.

The Fund’s only ordinary recurring expense is the Sponsor’s fee of 0.15% of the NAV of the Fund (“Sponsor’s fee”). The Sponsor's fee is calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and is payable by the Fund monthly in arrears. The Fund’s expenses will reduce the NAV of the Fund. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian (the Cash Custodian and Gold Custodian, collectively) and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees.

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

The Fund bears transaction costs, including any other similar transaction fees, in connection with any sales of Gold necessary to pay the Sponsor’s fee, as well as other Fund expenses (if any) that are not assumed by the Sponsor (expenses assumed by the Sponsor are specified above). Any similar transaction fees incurred in connection with the creation or redemption of Creation Units are borne by the Authorized Participant. For the three months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $165,950 and for the six months ended September 30, 2026, the Fund accrued the Sponsor’s fee of $340,376.

2.4. Gold Receivable and Payable

Gold receivable or payable represents the quantity of gold covered by contractually binding orders for the creation or redemption of Shares respectively, where the gold has not yet been transferred to or from the Fund’s account. Generally, ownership of the gold is transferred within one business day of the trade date (referred to as “T+1”).

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

Changes in the Shares for the quarter from July 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount^
Balance at July 1, 2026	7,750,000	$293,077,067
Creation of Shares	100,000	5,701,111
Redemption of Shares	(50,000)	(2,885,126)
Balance at September 30, 2026	7,800,000	$295,893,052

Changes in the Shares for the quarter from July 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount ^
Balance at July 1, 2025	5,200,000	$167,478,346
Creation of Shares	2,200,000	107,852,712
Redemption of Shares	-	-
Balance at September 30, 2025	7,400,000	$275,331,058

Changes in the Shares for the six months from April 1, 2026 to September 30, 2026 are as follows:

	Shares	Amount^
Balance at April 1, 2026	7,750,000	$293,077,067
Creation of Shares	100,000	5,701,111
Redemption of Shares	(50,000)	(2,885,126)
Balance at September 30, 2026	7,800,000	$295,893,052

Changes in the Shares for the six months from April 1, 2025 to September 30, 2025 are as follows:

	Shares	Amount^
Balance at April 1, 2025	4,500,000	$136,536,467
Creation of Shares	3,250,000	153,402,627
Redemption of Shares	(350,000)	(14,608,036)
Balance at September 30, 2025	7,400,000	$275,331,058

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

The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust and the Fund as of September 30, 2026 and March 31, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3. INVESTMENT IN GOLD

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2026 to September 30, 2026:

	Amount in ounces	Amount in US$
Balance at July 1, 2026	103,173.477	$415,381,577
Gold received for the creation of Shares	1,330.654	5,701,111
Gold distributed for the redemption of Shares	(665.456)	(2,885,126)
Principal on gold sales to pay expenses	(37.642)	(159,576)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	867,881
Net change in unrealized appreciation (depreciation) on investment in gold	-	14,598,387
Balance at September 30, 2026	103,801.033	$433,504,254

The following represents the changes in ounces of gold held and the respective fair value during the quarter July 1, 2025 to September 30, 2025:

	Amount in ounces	Amount in US$
Balance at July 1, 2025	69,327.563	$227,910,897
Gold received for the creation of Shares	29,318.609	107,852,712
Gold distributed for the redemption of Shares	-	-
Principal on gold sales to pay expenses	(25.991)	(89,364)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	21,629
Net change in unrealized appreciation (depreciation) on investment in gold	-	41,555,904
Balance at September 30, 2025	98,620.181	$377,251,778

The following represents the changes in ounces of gold held and the respective fair value during the six months April 1, 2026 to September 30, 2026:

	Amount in ounces	Amount in US$
Balance at April 1, 2026	103,215.624	$475,653,721
Gold received for the creation of Shares	1,330.654	5,701,111
Gold distributed for the redemption of Shares	(665.456)	(2,885,126)
Principal on gold sales to pay expenses	(79.789)	(353,743)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	931,559
Net change in unrealized appreciation (depreciation) on investment in gold	-	(45,543,268)
Balance at September 30, 2026	103,801.033	$433,504,254

The following represents the changes in ounces of gold held and the respective fair value during the six months April 1, 2025 to September 30, 2025:

	Amount in ounces	Amount in US$
Balance at April 1, 2025	60,016.277	$186,956,705
Gold received for the creation of Shares	43,320.190	153,402,627
Gold distributed for the redemption of Shares	(4,666.909)	(14,608,036)
Principal on gold sales to pay expenses	(49.377)	(165,925)
Net realized gain (loss) from gold bullion distributed for the redemptions of shares and sold to pay expenses	-	2,907,610
Net change in unrealized appreciation (depreciation) on investment in gold	-	48,758,797
Balance at September 30, 2025	98,620.181	$377,251,778

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

Franklin Distributors, LLC serves as the Marketing Agent of the Fund. The Sponsor and the Marketing Agent are affiliates and each is considered to be a related party to the Trust and the Fund. Franklin Templeton, Inc. (formerly, Franklin Resources, Inc.) is the ultimate parent company of the Sponsor and the Marketing Agent. Franklin Templeton, Inc. is the holding company for various subsidiaries that together are referred to as Franklin Templeton.

The Sponsor is a related party of the Trust and the Fund. The Marketing Agent is an affiliate of the Sponsor. Expenses payable to the Marketing Agent, if any, are paid by the Sponsor from the Sponsor’s fee.

The Trust also considers Franklin Templeton, Inc., the ultimate parent company of the Sponsor, to be a related party of the Trust and the Fund. As of September 30, 2026 and March 31, 2026, no shares of the Fund were held by any related party.

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

6. FINANCIAL HIGHLIGHTS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025

Net asset value per Share, beginning of period	$53.59	$43.82	$61.37	$41.54
Net investment loss(a)	(0.02)	(0.02)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in gold	2.00	7.17	(5.76)	9.46
Net change in net assets from operations(b)	1.98	7.15	(5.80)	9.43
Net asset value per Share, end of period	$55.57	$50.97	$55.57	$50.97

Total return, at net asset value(c)	3.69%	16.32%	(9.45)%	22.70%

Ratio to average net assets(d)
Net investment loss	(0.15)%	(0.15)%	(0.15)%	(0.15)%
Net expenses	0.15%	0.15%	0.15%	0.15%

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

The Fund pays the Sponsor a fee that accrues daily at an annualized rate equal to 0.15% of the daily Net Asset Value of the Fund, paid monthly in arrears (the “Sponsor's fee”). The Sponsor's fee is accrued in and payable in U.S. dollars.

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

Critical Accounting Policies

The Trust's and the Fund's financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Fund’s and the Trust’s financial position and results of operations. These estimates and assumptions affect the Fund’s and the Trust’s application of accounting policies. A description of the valuation of gold, a critical accounting policy that is important to understanding the results of operations and financial position of the Trust and the Fund is presented in the Trust’s Annual Report on Form 10-K in the section entitled “Valuation of Gold”. In addition, please refer to Note 2 to the Financial Statements for further discussion of the accounting policies followed by the Fund and the Trust.

The gold bullion held on behalf of the Fund at the vaults of the Gold Custodian is audited each year generally coinciding with the Fund's financial year end at March 31 and/or the preparation of the Fund’s annual report on Form 10-K. On June 1, 2026, Bureau Veritas Commodities UK LTD concluded the audit inspection procedures with respect to the Fund's gold bullion held by the Gold Custodian. The audit findings did not identify non-conformities.

Results of Operations

At September 30, 2026, the Custodian held 103,801.033 ounces of gold on behalf of the Fund in its vault, with a market value of $433,504,254 (cost: $322,953,706) based on the LBMA Gold Price PM at quarter end.

Results of Operations for the three months ended September 30, 2026

For the three months ended September 30, 2026, 100,000 Shares were issued in exchange for 1,330.654 ounces of gold and 50,000 Shares were redeemed in exchange for 665.456 ounces of gold. The Fund’s NAV per Share began the period at $53.59 and ended the period at $55.57. The 3.69% increase in the Fund's NAV per share from $53.59 at June 30, 2026 to $55.57 at September 30, 2026 is directly related to the 3.73% increase in the price of gold for the same period. The Fund's NAV per share increased slightly less than the price of gold on a percentage basis due to the Sponsor's fee, which was $165,950 for the quarter.

Net realized and change in unrealized gain on investment in gold for the three months ended September 30, 2026, was approximately $15,466,268 which includes a realized gain of $43,035 on the sale of gold to pay the Sponsor's fee, realized gain of $824,846 on the sale of gold for redemptions, and net change in unrealized appreciation on investment in gold of approximately $14,598,387. Net realized and change in unrealized gain on investment in gold for the period was driven by gold price appreciation from $4,026.05 per ounce as of June 30, 2026 to $4,176.30 per ounce as of September 30, 2026. Net increase in net assets resulting from operations was approximately $15,300,318 for the three months ended September 30, 2026, which consisted of the net realized and change in unrealized gain on investment in gold of $15,466,268 offset by the Sponsor's fee of $165,950. Net assets increased to approximately $433,447,935 as of September 30, 2026. The increase in net assets primarily resulted from net capital share transactions of approximately $2,815,985, as well as the aforementioned gold price appreciation. Other than the Sponsor’s fee, the Fund had no expenses during the three months ended September 30, 2026.

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

Net realized and change in unrealized gain on investment in gold for the three months ended September 30, 2025, was approximately $41,577,533 which includes a realized gain of $21,629 on the sale of gold to pay the Sponsor's fee, and net change in unrealized appreciation on investment in gold of approximately $41,555,904. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $3,287.45 per ounce as of June 30, 2025 to $3,825.30 per ounce as of September 30, 2025. Net increase in net assets resulting from operations was approximately $41,479,994 for the three months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in gold of $41,577,533, offset by the Sponsor's fee of $97,539. Net assets increased to approximately $377,214,947 on September 30, 2025. The increase in net assets primarily resulted from net capital share transactions of approximately $107,852,712, in addition to the aforementioned gold price appreciation. Other than the Sponsor’s fee, the Fund had no expenses during the three months ended September 30, 2025.

Results of Operations for the six months ended September 30, 2026

For the six months ended September 30, 2026, 100,000 Shares were issued in exchange for 1,330.654 ounces of gold and 50,000 Shares were redeemed in exchange for 665.456 ounces of gold. The Fund’s NAV per Share began the period at $61.37 and ended the period at $55.57. The 9.45% decrease in the Fund's NAV per share from $61.37 at March 31, 2026 to $55.57 at September 30, 2026 is directly related to the 9.38% decrease in the price of gold for the same period. The Fund's NAV per share decreased slightly more than the price of gold on a percentage basis due to the Sponsor's fee, which was $340,376 for the period.

Net realized and change in unrealized loss on investment in gold for the six months ended September 30, 2026, was approximately $44,611,709 which includes a realized gain of $106,713 on the sale of gold to pay the Sponsor's fee, realized gain of $824,846 on the sale of gold for redemptions, and net change in unrealized depreciation on investment in gold of approximately $45,543,268. Net realized and change in unrealized loss on investment in gold for the period was driven by gold price depreciation from $4,608.35 per ounce as of March 31, 2026 to $4,176.30 per ounce as of September 30, 2026. Net decrease in net assets resulting from operations was approximately $44,952,085 for the six months ended September 30, 2026, which consisted of the net realized and change in unrealized loss on investment in gold of $44,611,709 and the Sponsor's fee of $340,376. Net assets decreased to approximately $433,447,935 as of September 30, 2026. The decrease in net assets primarily resulted from the aforementioned gold price depreciation. Other than the Sponsor’s fee, the Fund had no expenses during the six months ended September 30, 2026.

Results of Operations for the six months ended September 30, 2025

For the six months ended September 30, 2025, 3,250,000 Shares were issued in exchange for 43,320.190 ounces of gold and 350,000 Shares were redeemed in exchange for 4,666.909 ounces of gold. The Fund’s NAV per Share began the period at $41.54 and ended the period at $50.97. The 22.70% increase in the Fund's NAV from $41.54 at March 31, 2025 to $50.97 at September 30, 2025 is directly related to the 22.80% increase in the price of gold. The Fund's NAV increased slightly less than the price of gold on a percentage basis due to the Sponsor's fee, which was $181,812 for the period.

Net realized and change in unrealized gain on investment in gold for the six months ended September 30, 2025, was approximately $51,666,407 which includes a realized gain of $38,366 on the sale of gold to pay the Sponsor's fee, realized gain of $2,869,244 on the sale of gold for redemptions, and net change in unrealized appreciation on investment in gold of approximately $48,758,797. Net realized and unrealized gain on investment in gold for the period was driven by gold price appreciation from $3,115.10 per ounce as of March 31, 2025 to $3,825.30 per ounce as of September 30, 2025. Net increase in net assets resulting from operations was approximately $51,484,595 for the six months ended September 30, 2025, which consisted of the net realized and change in unrealized gain on investment in gold of $51,666,407, offset by the Sponsor's fee of $181,812. Net assets increased to approximately $377,214,947 on September 30, 2025. The increase in net assets primarily resulted from net capital share transactions of approximately $138,794,591, in addition to the aforementioned gold price appreciation. Other than the Sponsor's fee, the Fund had no expenses during the six months ended September 30, 2025.

Liquidity and Capital Resources

The Fund is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. The Fund’s only ordinary recurring expense is the fee paid to the Sponsor at an annual rate of 0.15% of the daily net asset value of the Fund. The Sponsor’s annual fee accrues daily and is payable by the Fund monthly in arrears. In exchange for the Sponsor's fee, the Sponsor has agreed to assume the ordinary fees and expenses incurred by the Fund, including but not limited to the following: fees charged by the Administrator, the Custodian and the Trustee, NYSE Arca listing fees, typical maintenance and transaction fees of the DTC, SEC registration fees, printing and mailing costs, audit fees and expenses, up to $500,000 per annum in legal fees and expenses and applicable license fees. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Fund in excess of the $500,000 per annum stipulated in the Sponsor Agreement.

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

The Administrator will, at the direction of the Sponsor, sell the Fund’s gold as necessary to pay the Fund’s expenses not otherwise assumed by the Sponsor. When selling gold to pay the Sponsor’s fee and other expenses, if any, the Administrator endeavors to sell the exact amount of gold needed to pay expenses to minimize the Fund’s holdings of cash. At September 30, 2026, the Trust and the Fund did not have any cash balances.

Off-Balance Sheet Arrangements

At September 30, 2026 and March 31, 2026, the Trust and the Fund did not have any off balance sheet arrangements.

Analysis of Movements in the Price of Gold

As movements in the price of gold are expected to directly affect the price of the Fund’s shares, it is important for investors to understand and follow movements in the price of gold. Past movements in the gold price are not indicators of future movements.

The following chart shows movements in the price of gold based on the LBMA Gold Price PM in U.S. dollars per ounce over the period from July 1, 2026 to September 30, 2026.

The average, high, low and end-of-period gold prices based on the LBMA Gold Price PM for the period are as below:

Period	Average	High	Date	Low	Date	End of period (1)	Last business day
July 1, 2026 to September 30, 2026	4,266.22	4,663.70	August 24, 2026	3,993.55	July 16, 2026	4,176.30	September 30, 2026

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust's disclosure controls and procedures with respect to the Fund, as defined under Exchange Act Rule 13a-15(e) as of September 30, 2026 and concluded that the disclosure controls and procedures operated effectively at reasonable levels of assurance.

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

Each of the Sarbanes-Oxley certifications included as exhibits to this filing applies with respect to the operations of both the Fund, as the sole series of the Trust, and the Trust as registrant.

Part II. OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, the Trust and/or the Fund may be a party to certain legal proceedings in the ordinary course of business. As of November 13, 2026, the Trust and the Fund are not subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against the Trust or Fund.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

a)
None.

b)
Not applicable.

c)
The Fund does not purchase Shares directly from its Shareholders. In connection with its redemption of Creation Units held by Authorized Participants, the Fund redeemed 1 Creation Unit (comprising 50,000 Shares) during the quarter ended September 30, 2026. The following table summarizes the redemptions by Authorized Participants during the period:

Period	Total Shares Redeemed	Average Price Per Share
July 1, 2026 – July 31, 2026	-	$-
August 1, 2026 – August 31, 2026	50,000	57.70
September 1, 2026 – September 30, 2026	-	-

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

None.

Item 5.
Other Information

No officers or directors of the Sponsor have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the quarter ended September 30, 2026.

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

Date: November 13, 2026

* The registrant is a trust and the person is signing in his capacity as an officer of Franklin Holdings, LLC, the Sponsor of the registrant.